Form 10-Q
period 1999-10-30
E VEGAS COM INC
filed 1999-11-12
CIK 1096759

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q SB
File Number 0-27715

(  ) QUARTERLY REPORT PURSUANT TO SECTION
     13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended		September 30, 1999

(X) TRANSITION REPORT PURSUANT TO SECTION
    13 OT 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from
July 1, 1999	 to	September 30, 1999

Commission File number

		E-VEGAS.COM, INC.
(Exact name of registrant as specified in charter)

	Nevada				94-3342064
(State or other jurisdiction of	       (I.R.S. Employer
incorporation or organization)	       Identification No.)

1128-789 West Pender St., Vancouver, B.C.	V6C1H2
(Address of principal executive office)	      (Zip Code)


(604) 608-6828
Registrant's telephone number, including area code

				N/A
(Former name, former address, former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class			Outstanding as of September 30, 1996
Common Stock, $0.001	21,392,000




PART I - FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS



The accompany unaudited financial statements have been prepared with accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.



The unaudited balance sheet of the Company as of September
30, 1999, and the related audited balance sheet of the company as of December 31, 1998, the unaudited statements of operations and cash flows for the nine months ended
 September 30, 1998 and 1999 and the unaudited statements of stockholders' equity for the period from inception,
February 10, 1997 through September 30, 1999, are attached hereto and incorporated herein by this reference.



Operating results for the quarter ended September 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999. The unaudited balance sheet of the Company as of September
30, 1999 and the related audited balance sheet of the Company as of December 31, 1998, the unaudited statements of operations and cash flows for the nine months ended
September 30, 1999 and 1998 and the unaudited statements of stockholders' equity for the period from February 10, 1997 (inception) through September 30, 1999, are attached hereto and incorporated herein by this reference.




ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS





Ability of the Company to Continue


The Company had had a net operating loss of $1,617,544 since inception. The company will need additional working capital in order to continue as a going concern and the management believes they can accomplish this objective through additional equity funding however there is no assurance that the Company will be able to obtain this objective.


Liquidity and Capital Resources


At September 30, 1998 the Company had total liabilities of $511,845 and equities to meets its obligations of $565,476 plus future revenues.


Result of Operations


The Company has had minimal start up revenues of $1,341,867 less a loss of investment of $296,042 or net revenues of $1,045,818 during this reporting period.


Sale of Unregistered Securities


During the period July 1, to September 30, 1999 the
Registrant completed a stock sale totaling 2,612,000
 shares of common stock with net proceeds of $653,000.00. The proceeds of the sale were used as working capital.




E-VEGAS.COM, INC.
(formerly Clear Water Mining)
(A Development Stage Company)
BALANCE SHEET
September 30, 1999 and December 31, 1998

                          September 30        December 31
                            1999                 1998

Current Assets
   Cash             $     18,742.84      $      29.35
   Prepaid Expenses          -                 264.25
   Accounts Receivable   254,038.37             -
   Deposits               94,836.70
  Investments             30,000.00

Total Current Assets     397,618.91             293.60

Fixed Assets
    Leasehold Payments    -                  26,354.17

Total Fixed Assets        -                  26,354.17

Other Assets
  Investments           174,500                  -
   Equipment            317,754.10               -
   Software             231,861.20               -
   Other Fixed Assets    15,000                  -
   Accumulated
Depreciation            <53,411.67>
Total Assets          1,083,321.54            26,647.77




E-VEGAS.COM, INC.
(formerly Clear Water Mining)
(A Development Stage Company)
BALANCE SHEET
September 30, 1999 and December 31, 1999

                             September 30            December 31
                                1999                     1998
Current Liabilities
Long Term Liabilities
   Payable to Affiliates    $      -               $  4,941.60
   Loans Payable             511,845.06                  -

Total Long Term
Liabilities                  511,845.06               4,941.60


Equity
  Common Stock                21,392.00              12,000.00
  Paid in Capital          2,161,628.00              98,020.00
  Retained Earnings          <88,313.83>            <79,925.54>
  Current loss            <1,529,229.69>             <8,388.29>

Total                        565,476.48              21,706.17

Total Equity                 565,476.48              21,707.17

Total Liabilities and
Equity                     1,077,321.54               26,647.77



E-VEGAS.COM, INC.
(formerly Clear Water Mining)
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Nine Months ended September 30, 1999
And 1998 and the Period February 10, 1997 (date of
Inception) to September 30, 1999

                                                    February 10, 1997
                  September 30     September 30     (date of inception)
                  1998                1999          to September 30, 1999

Revenues

Cost of Goods
sold                  -            1,045,818.30      1,045,818.30
Gross Profit          -           <1,426,160.08>    <1,426,160.08>
Other Income          -                4,978.34          4,978.34
Expenses

Accounting       2,335.75             19,232.56         22,738.20
Advertising           -               96,517.76         96,517.76
Amortization     5,270.83              1,757.11          7,027.94
Bank Charges          -                4,391.41          4,687.06
Employee Benefits     -               11,007.04         11,007.04
Consulting            -              176,270.74        193,397.74
Depreciation          -               78,860.67         78,860.67
Interest Insurance  31.71              2,714.00          2,745.71
Legal                 -               15,628.09         62,703.09
Maintenance           -              109,307.78        109,307.78
Management Fees       -               96,500.00         97,500.00
Misc.                 -               82,854.78         87,112.78
Office Expenses       -               90,243.41         90,243.41
Organization Expense  -              177,946.97        177,946.97
Professional Services -               90,243.41         90,243.41
Rent                  -               27,997.92         27,997.92
Salary and Wages      -               61,563.10         61,563.10
Stock Transfer
Fees                750.00               167.35            917.35
Taxes                 -                3,421.00          3,421.00
Travel                -               71,962.19         81,962.19

Net Loss         <8,388.29>       <1,529,559.69>    <1,617,543.52>

Net Loss Per
share              <.001>             <.07>                <.08>




E-VEGAS.COM, INC.
(formerly Clear Water Mining)
(A Development Stage Company)
Statements of Changes in Stockholders Equity
Period from February 10, 1997 (date of
Inception) to September 30, 1999

                       Common Stock         Excess of         Accumulated
                   Shares       Amount      Par Value         Deficit

Inception of        -         $    -       $    -             $   -
Development stage
February 10, 1997

November 18,    11,000,000     11,000        99,000               -
1997 common stock
issued for cash
at $0.01 per share

November 18,     1,000,000      1,000         9,020               -
1997 common stock
issued for services
at $0.01 per share

Common Stock        -            -          <10,000>              -
Offering costs

Net loss from       -            -              -              <79,925>
Inception on
February 10, 1987
Through December
31, 1997

Balance       12,000,000      12,000          98,020           <79,925>
December 31, 1997

Net loss for        -           -               -              <8,388>
The year ended
December 31, 1998

Balance        12,000,000     12,000          98,020           <88,313>
December 31, 1998




March 5, 1999   2,000,000       2,000          <2,000>              -
Common stock
Issued for proprietary
Rights and software
Recorded at
Predecessor cost

March 5, 1999   1,500,000       1,500        148,500                -
Common stock
Issued for cash
At $0.10 per share

April 3, 1999     600,000         600        149,400                -
Common stock
Issued for cash
At $0.25 per share

May 3, 1999      1,000,000      1,000        699,000                -
Common stock
Issued for cash
At $0.70 per share

June 30, 1999      680,000        680        169,320               -
Common stock
Issued for cash
At $0.25 per share

June 30, 1999     1,000,000      1,000       249,000             -
Common stock
Issued for investment
at $0.25 per share

July 14, 1999       392,000        392        97,608              -
Common stock issued
For cash at $0.25

August 5, 1999	     60,000         60        14,940               -
Common stock issued
For cash at $0.25

August 30, 1999     600,000        600        149,400              -
Common stock issued
For cash at $0.25



September 10, 1999  240,000        240         59,760              -
For cash at $0.25

September 13, 1999  600,000        600        149,400              -
Common stock issued
For cash at $0.25

September 16, 1999  320,000        320         80,000               -
Common stock issued
For cash at $0.25

September 21, 1999  400,000        400         99,600               -
Common stock issued
For cash at $0.25

Net loss for          -              -           -               <1,529,320>
None months
Ended September 30, 1999

Balance           21,392,000      21,392      2,161,948           1,617,543
September 30, 1999





E-VEGAS.COM, INC.
(formerly Clear Water Mining)
(A development stage company)
STATEMENT OF CASH FLOWS
For the Nine months ended September 30, 1999
 And 1998 and the period from
February 10,1997 (Date of Inception) to September 30, 1999



                      September 30    September 30
                        1998            1999
CASH FLOWS FROM
  OPERATING ACTIVITIES

Net Income (loss)    $ <781.71>     $ <1,529,229.69>

Cash Flow              <675.00>          138,969.99
From Operating
Activity provided
By operating cost

Cash flow                              < 685,703.63>
From investing
Net cash provided
By investment activity

Cash flow                              2,094,706.17
From financing
Net cash provided
By financing

Net Income             <675.00>
(Decrease)

Cash at                 704.35                29.00
Beginning of period

Cash at                  29.35            18,742.00
End of period






E-VEGAS.COM, INC.
(formerly Clear Water Mining)
(A Development Stage Company)
Notes to Financial Statements
September 30, 1999 and December 31, 1998

1. ORGANIZATION AND DECRIPTION OF BUSINESS
The Company owns and operates three subsidary companies,
(1) 21st Century Software Solutions, Inc., a Nevada corporation, engaged in the software and software development business, (2) Siglio XXI, a Costa Rican corporation which manages the Gaming and Sports Book in Costa Rica, and (30 Global E-COM,S.A., a Costa
Rican corporation, that is developing a satellite
Internet business in Costa Rica.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
a. Accounting Method
The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

b. Cash Equivalents
 The Company considers all highly liquid investments with a maturity of three months of less when purchased to be cash equivalents.

c. Estimates
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of te financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

D. Basic Loss Per Common Share
Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

E. Income Taxes
   No provision for federal income taxes has been made at September 30, 1999 due to accumulated operating losses.

The Company has accumulated approximately 1,617,544 of net operating losses as of September 30, 1999 which may be used to reduce taxable income and income taxes in the future years through 2014. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the next operating loss carryforwards.

In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards have been offset by a valuation allowance of the same amount.

Note 3.  Accounts Receivable - Related Party
      The Company had related party accounts receivable consisting of the following as September 30, 1999:

     Anshacher                $ 79,813
     Canada Telecom              5,129
     Banco Cathay               11,500
     Presidents Group          134,039

     Total                    $231,039

 Probable collections of funds are high due to accounts being related parties entities.

Note 4.  Investments

  At September 30, 1999 the Company held an investment in Hussongs America, Inc., for a total cost of $30,000.
This investment had been recorded at cost.

On September 30, 1999 the Company owned 2,193,750 shares of E-Betta Bunch.COM., Inc., ("Betta Bunch") which was approximately 24% of the total outstanding common stock of Betta Bunch.

Note5.   Shareholder Loan

The Company has two notes payable to share holders in the amounts of $5,085 and $29,242. A total of $34,327 at September 30, 1999. The amounts are non-interest bearing

Note 6.  Note Payable

The Company purchased software from Chantwell
Technologies for $150,000.  Fifty thousand
($50,000) dollars down and a note for $100,000.
 Payment is due in full within the year. Amount due is 100,000 bearing no interest. Amount due on September 30, 1999 is $100,000.

Note 7.  Common Stock
a. During the month of November 1997, the Company had a 504 Common Stock issuance. 11,000,000 shares were issued at $0.01; the proceeds of which totaled $110,000. In the same month, 1,000,000 shares were issued at $0.01 for services rendered, totaling 12,000,000 shares outstanding at year end.

b. At a special meeting, a 504D was authorized to sell 1,500,000 shares of common stock at $0.10 per share. The offering was completed and funded on March 5, 1999 for $150,000

c. A 504D was authorized to sell 600,000 shares of common stock at $0.25 per share. The offering was completed and funded for $150,000.

d. A 504 was authorized to sell 100 Investment unites for $700,000. Each unit consisted of 10,000 shares of common stock and one Class A Warrant to purchase 3,500 shares at $2.00 per share eighteen months from date of purchase. The offering was completed May 3, 1999.

e. A 505 was authorized to sell 1,680,000 shares of common stock at $0.25 per share, The offering was completed and funded for $420,000. 380,000 shares equaling $170,000 was sold for cash. 1,000,000 shares were issued for an investment in Betta Bunch, Inc., equaling $250,000.

f. 2,616,000 shares of common stock were sold for $653,000, sale was completed September 28, 1999

Note 8.  Going Concern

  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs. Currently, management is committed to covering all operating and other costs until sufficient revenues are generated.




PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDING


None.


ITEM 2. CHANGES IN THE SECURITIES


During the period July 1, 1999 to September 31,
1999, the Registrant sold 2,612,000 for $653,000.00
to a private accredited investor.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES


None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.


ITEM 5. OTHER INFORMATION


On September 28, 1999 the Registrant entered into a
Letter of Intent to sell Global E-COM, S.A., a wholly owned subsidiary to Dimension House, Inc., a Nevada corporation, subject to the approval of the majority of shareholders for 10,000,000 shares of common stock.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


Letter of Intent dated September 28, 1999




SIGNATURES





Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



E-VEGAS.COM, INC.
[Registrant]



By:___________________________
     Edward B. Gallagher, President



By:___________________________
     Antal Markus, Vice President



By: __________________________
      Erwin Liem, Secretary