Form 10-K
period 2000-03-31
E VEGAS COM INC
filed 2000-04-27
CIK 1096759

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)
	[X]	Annual Report Pursuant to Section
13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 1999

	[  ]	Transition Report Pursuant to Section
13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  000-27715

E-VEGAS.COM, INC.
(Name of small business issuer in its charter)

		Nevada		      86-0871081
(State or other jurisdiction of 	(I.R.S. Employer
incorporation or organization)	Identification No.)

1128-789 W. Pender Street, Vancouver, BC, Canada V6C1H2
(Address of principal executive offices)  (Zip Code)

Issuer's telephone no.:  (604) 608-6828

Securities registered pursuant to Section
12(b) of the Exchange Act:  None

Securities registered pursuant to Section
12(g) of the Exchange Act:  Common

	Check whether the issuer (1) filed all
reports required to be filed in Section 13
or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that
the registrant was required to file such
reports), and (2) has been subject to such
filing requirements for the past 90 days.
 Yes  [X]             No [  ]

	Check if there is no disclosure of delinquent
filers in response to Item 405 of Regulation S-B
contained in this form, and no disclosure will be
contained, to the best of the Registrant's knowledge,
in definitive proxy or information statements
incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.   [  ]

	State the issuer's revenues for its
most recent fiscal year.  $ 3,413,788

	State the aggregate market value of the
voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $6,225,000 (based on price of $0.50 per share as of February 24, 1999)

	State the number of shares outstanding
of each of the issuer's classes of common equity, as of the latest practicable date.

	Class				   Outstanding as of December 31, 1999
Common Stock, $.001 Par Value	                23,680,817


DOCUMENTS INCORPORATED  BY REFERENCE
NONE
Transitional Small Business Disclosure Format.       Yes [  ]        No [X]

E-VEGAS.COM, INC.
TABLE OF CONTENTS
PART I                                                                Page
Item 1.          Description of Business ........................       3
Item 2.          Description of Property ........................       8
Item 3.          Legal Proceedings ..............................       9
Item 4.          Submission of Matter to a Vote of Security Holders     9
PART II
Item 5.          Market for Common Equity and Related Stockholder
                     Matters ......................................     9

Item 6.          Management's Discussion and Analysis or Plan of
                     Operation ..................................       12

Item 7.          Financial Statements ...........................       16

Item 8.          Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure ......        31

PART III

Item 9.        Directors, Executive Officers, Promoters and Control persons;
                     Compliance with Section 16(a) of the Exchange Act . 31

Item 10.         Executive Compensation ..........................       32

Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management .....................................     33

Item 12.        Certain Relationships and Related Transactions ......     33

Item 13.        Exhibits and Reports on Form 8-K ...................       34


SIGNATURES ..........................................................     35





PART I

Item 1.     Description of Business

Business Development
	E-Vegas.COM, Inc., (the "Company") was originally incorporated under the laws of the State of Nevada on February 10, 1997 as Clear Water Mining, Inc. On May
31, 1997 Clear Water completed the sale of 12,000,000
shares of common stock, par value $.001 for $120,000 pursuant to Regulation D, Rule 504 of the Securities
Act of 1934. With the proceeds of said offering the Company acquired interests in mining operations located in Mexico.

	On March 5, 1999, the shareholders ratified the acquisition of the proprietary rights to the software for internet casino and sports book gambling, and the corporate trade style of E-Casino Gaming in exchange for 2,000,000 shares of authorized but unissued common stock.

	An offering was complete on March 9, 1999 pursuant to Regulation D Rule 504, selling 1,500,000 shares of common stock for $150,000.

	An amendment to the Articles of Incorporation, to change the corporate name to E-Casino Gaming
Corporation, was filed with the State of Nevada on March 11, 1999.

	On March 29, 1999, the Company completed an additional offering of 600,000 shares of common stock for $150,000 at $0.25 per share pursuant to Regulation
D Rule 504.

	In May of 1999 the Company completed the sale of 1,000,000 shares of common stock for $700,000.
The majority of the proceeds were used for the purchase of equipment and marketing.

	On June 21, 1999, the Company changed its corporate name to E-Vegas.COM, Inc.

	The Company formed and/or owns three subsidiaries:

1.	21st Century Software Solutions, Inc., a Nevada
corporation. This Company holds various software licenses for the on line gaming that is used by the Company.

2. Siglo Vientiuno Solociones Informaticans, SA., a
Costa Rican corporation. It is a Costa Rican management corporation.

3. Global E-COM, SA., a Costa Rican corporation formed
April 15, 1999 and sold October 15, 1999.

Product

	The Company offers on-line gaming operations on the internet at www.e-vegasgaming.com. Through this site the Company operates its gaming platform, a "virtual" casino and sports book that players may play most games found in a traditional land based operation. The software creates a gaming environment where players may participate in casino games for cash. The following games are available:
Blackjack, Caribbean Poker, Craps, Roulette and slot machines.

	Sports Book. In conjunction with the Las Vegas - style games the Company operates an on-line sports book. The book offers betting in major league baseball, basketball, NCAA basketball and football and hockey games.


Market

	The Company has defined its market as outside of North America. The Company has chosen this operating strategy for three reasons: (1) The popularity of casino style games in Asia, Europe, and Latin America exceeds that of North America, (2) projected growth rates of Internet penetration in Europe and Asia clearly outpaced that of North America, (3) regulatory uncertainties in the U.S. regarding online casinos. Industry experts estimate online gaming will reach $6 to $8 billion U.S.
dollars by the year 2001. In May of 1998, Frost and Sullivan of New York released a study, "World Markets on Online Gambling", which estimated that by the year 2004 the market for online gambling will reach $7 billion U.S.
dollars.

	World wide it is estimated that in excess of a trillion dollars is wagered annually on the various forms of gambling. The growth of the Internet has far exceeded the growth of any other communication medium in the 20th century. In just under four years the Internet has reached penetration rates that took the television 13 years to reach and the radio over 30 years.

	While the U.S. has been the dominant marker for the Internet to date, statistics from Nua Ltd. Indicate that approximately 25 percent of Internet users are from Europe and 15 percent are from the Asia Pacific.

	EMarketer forecasts that by the year 2000
Internet users outside the U.S. are growing at 43% a year, while users outside the U.S. are growing at a rate of 70% per year.

	Estats, Inc., on online provider and assembler of the Internet research, believes that the major international growth areas will be in Europe, led by Germany, the UK, Sweden, France, the Asia/Pacific Rim, especially
Japan, Australia, Taiwan, and New Zealand.  Western
Europe, with 14 million people online, accounting for 18% of the world's total, represents the next big growth opportunity of the net. Asia, led by Japan, is a booming market for online users, e-commerce and advertising dollars.

	EStats, Inc. estimates that Asia and the Pacific Rim region hold 8 million of the world's net users, nearly 11% of the worlds total. According to Paul Budde Communications the online population in Asia, estimated at 5 to 10 million, comprises only 0.4% of the total population in that region.

	Due to the population of Asia versus its lack of online household penetration, the long-term potential for growth is astronomical.

	The Baker Report was quoted as saying, "We believe our projections of Internet gambling revenues of US$100 to US$200 billion domestically and US$200 to US$400 billion in the rest of the world by 2005 is reasonable, even conservative."

	Internet Gambling Worldwide, Past and Future.

US$			               	1997	    1998	    1999    	2000	     2001

Adult Home
Internet Users	       46	      81	       121	    14	       159
(In Millions)
Percentage of Users  	15%	     18%	      21%	    24%       27%
Conducting Online Transactions
Potential Internet
Gamblers	             0.9	     14.5	     25.4    34.8      43.0
(In Million)
Per Capta Expenditure	$146	    $154	     $155	   $160      $165
Potential Internet
Gambling	            $1,009    $2,182	 $3,922	 $5,555       $7,080
Revenue (In Millions)
Estimated Actual
Internet	              $0	    $651	 $811	      $1,520       $2,330
Gambling Revenue (In Millions)

	Source:  Deutsche Bank; Christiansen/Cummings Association.

Marketing

	The Company is in the processing of developing a detailed tactical marketing plan and player loyalty program. The Company's marketing plan will consist of the following:

1. Online banner advertisements on selected sites.  The
Company will purchase online advertisements on selected sites in order to ensure it reaches its target market.
E-Vegas will also enter into reciprocal advertising agreements, offering non-competitive online gaming companies advertising space on the www.e-vegasgaming.com site in exchange for advertising space on the partner site.

2. Public relations program will be implemented over the next 6 to 12 months. The Company will work with online and traditional gaming media to promote the site through sponsorship, articles, etc.

3. Online links. These are a number of online directories, which provide links to casinos and sports books or offer the "best of the net". E-Vegas will seek to list with a number of these services to increase its online exposure.

4. In Las Vegas and travel guides in Las Vegas hotels.

5. Radio Advertising will be on sports talk ratio stations during peak traffic times in major metropolitan areas.

6. Direct Mail Campaign will target the gaming community via mailing lists received from various resources within the gaming community.

7. Media Kits. The Company plans to develop comprehensive media kits to be distributed to financial Print Advertising will also focus on increasing customer awareness and comfort regarding Internet gaming. The targeted gaming magazines and periodicals are as follows: Chance Magazine, Casino Player, Card Player, and Casino Journal. Advertisements will also be placed in sports orientated publications such as Sports Illustrated; Sports Magazine; and the Daily Racing Forum. Travel publications focusing on publications including The Wall Street Journal, Business Weekly,
Success, Forbes, New York Times, and Washington Post, etc. Media kits will be sent to the columnist at the various newspapers andl also ti financial reporters at major television networks.


Competition

	In a Special Report by the Washington Post on June 1,
1998, it was reported that there are at least 140 websites that now offer some form of wagering over the Internet, with new sites evolving daily. Thus the critical task facing any online venture is the ability to offer some sort of differentiation and development.

	These gaming sites offer bingo, casino games and sports books. A sample of direct competitors to the Company is outlined below:

Starnet "World Gaming" - (SNMM-OTC BB)

Offers players casino games, sports book, virtual bingo, lotteries and worldwide horseracing coverage. For safe wagering, Starnet employs the use of STAR-MX encryption.
 Starnet's corporate office is in Vancouver, but operates legally in Antigua. In 1998, Starnet reported its casino group saw 6 million hits daily; the average spent per better visit was US$200. Starnet's web address is www.worldgaming.net.

You Bet (NASD OTC-BB: UBET)

	Offers only pari-mutual games. You Bet offers handicaps, news and statistics. Corporate offices are located in California. You Bet's web site is located at www.youbet.com.

Virtual Gaming Technologies (NASD OTC-BB: VGTI)

	Corporate offices is San Diego, operating legally in Antigua, Virtual Gaming Technologies offers casino games and a sports book. Wagering is done via a third party processor and a regulated bank. Virtual
Gaming Technologies has been accepting real-money wagers since September of 1997. Virtual Gaming Technologies web site is located at www.virtcasino.com.

Gaming Lottery Corp. (NASD: GLCCF)

	Also known as "GalaxiWorld", GLCCF offers JAVA based Poker and slots online. GalaxiWorld Limited, a wholly owned subsidiary of GLC Limited, is licensed to operate an international Internet casino in St. Kitts.

	GalaxiWorld is in the process of developing a 3-D virtual casino, with 52 different games of chance, including blackjack, poker, roulette, craps, slots and Pai Gow. There will also be a sports book, keno, cumulative lotteries and progressive jackpots.

NTN  (AMEX: NTN)

	Operates as "IWN Homestretch" and specializes in pari-mutual (horseracing). NTN is located in California. NTN does not currently accept any wagering.
NTN's web site is located at www.iwnonline.com.

Research and Development

	The Company has completed beta testing of the Casino and Sports Book operations and became fully functional in September of 1999.

Patents and Trademarks

	The Company has trademarked E-Vegas Gaming.COM in the United States and has an Internet domain name of E-Vegas Gaming.COM.



Employees

	Currently the Company has 23 full time employees in Vancouver, British Columbia, Canada and San Jose,
Costa Rica. Management intends to hire additional employees only as needed and as funds are available. In such cases, compensation will be consistent with prevailing wages for the services rendered. It is not anticipated that the Company will have to increase payroll expenditures until such time as revenues exceed $750,000 per month. The Company does not anticipate in the immediate future to offer any employee a bonus, profit sharing, or deferred compensation plan nor are there any employment contracts with any director or employee. Management intends to hire additional qualified personnel as business conditions warrant. In addition to full time employees, the Company may use the services of certain outside consultants and advisors as needed on a contractual basis.


Facilities

The Company's headquarters office is 3,500 square feet at 1128-789 West Pender, Vancouver, British Columbia, Canada. Monthly lease is $3,100 US per month. The Company occupies a 4,500 square feet of office space at Edeeficin La
Meseta, Sengendo Pisa Colon, Calle 28 / Avenida 2, San
Jose, Costa Rica, office is leased for $3,200 US per month. In addition, the Company maintains a resident agent at 1905
 So. Eastern Ave., Las Vegas, NV 89104. The Company believes that its current facilities are adequate for the immediate future.

Litigation

	On Christen Brule vs. E-Vegas.COM, Inc., case # 0995358, failure to deliver a warrant.
Counsel assures management that the case is without merit.


Industry Segments

	No information is presented to industry segments.
The internet gaming industry is estimated to be a 3.9 billion market for 1999.

Item 2.     Description of Property

The Company's headquarters office is 3,500 square feet at 1128-789 West Pender, Vancouver, British Columbia, Canada.
 Monthly lease is $3,100 US per month. The Company occupies a 4,500 square feet of office space at Edeeficin La Meseta, Sengendo Pisa Colon, Calle 28 / Avenida 2, San Jose, Costa Rica, office is leased for $3,200 US per month. In addition, the Company maintains a resident agent at 1905 So. Eastern Ave., Las Vegas, NV 89104. The Company believes that its current facilities are adequate for the immediate future

Item 3.     Legal Proceedings

	On Christen Brule vs. E-Vegas.COM, Inc., case # 0995358, failure to deliver a warrant.
Counsel assures management that the case is without merit.

Item 4.    Submission of Matters to a Vote of Security Holders

	No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 1999.

PART II

Item 5.  Market for Common Equity and Related Stockholders Matters

	The Company's common stock is traded in the over the counter market and quotations are published on the OTC Bulletin Board under the symbol "EVCM" and in the National Quotation Bureau, Inc. Quotations in the
Company's common stock set forth below do not constitute a reliable indication of the price that a holder of the common stock could expect to receive upon the sale of any particular quantity thereof.

	The following table sets forth the
range of high and low bid prices of the common stock for each calendar quarterly period since the first of 1999 as reported by the OTC Bulletin
Board. The Company's common stock became eligible for trading on the OTC Bulletin Board during the first quarter of 1998. Prices reported represents prices between dealers, do not include retail markups, markdowns and commissions and do not necessarily represent actual transactions.


        		1999			High		  Low
			First Quarter		$.50		$.35
			Second Quarter	$.75		$.50
			Third Quarter		$.50		$.25
			Fourth Quarter		$.75		$25

	As of December 31, 1999 the Company had issued and outstanding 23,680,817 shares of common stock and there were approximately 43 shareholders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

	The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company had no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule, Section 15 (g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9 (d) (1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

	The Commission generally defines penny stock to be an equity security that has a market price less that $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that an equity security is considered to be a penny stock unless that security is; registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) of the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

	For transactions covered by these rules, brokers-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market.
A broker-dealer must disclose the commissions payable to both the quotations for the securities. Finally, monthly statements must be sent disclosing recent and information for the penny stocks held in the account and information on the limited market  in penny stocks.
Consequently, these rules may restrict the ability of brokers-dealers to trade and/or maintain a market in the Company's Common stock and may affect the ability of shareholders to sell their shares.

Recent Sales of Unregistered Securities

	As of March 5, 1999 the Company issued 2,000,000 shares of common stock in exchange for all the shares of 21st Century Software Solutions, Inc. Shares issued were under section 4(2) and 4(6) of the Securities Act.
Shares bear Rule 144 restrictive legend.

	On March 9, 1999 1,500,000 shares were issued to seventeen people pursuant to Rule 504 for $150,000.($0.01)

	On May 29, 1999 600,000 shares were issued to four people pursuant to Rule 504 for $150,000. ($0.25)

	On May 3, 1999 1,000,000 shares were issued to four entities pursuant to Rule 504 for $700,000. This issue included 100 warrants to purchase an additional 350,000 shares for $2.00 one year from date.

	Pursuant to an investment letter First Nevisian Stock
Brokers, Ltd., purchased 4,292,000 shares at $0.25 of $1,073,000 between June 30 and November 11, 1999.

	On October 13, 1999 Michael Laidlaw purchased
1,000,000 shares at $0.25 a share ($250,000) under an
investment letter.

	On October 15, 1999 the Company issued to
Mr. Werner Greider 1,000,000 shares valued at $0.25 in payment for telecommunications consultant fees.
Also the Company issued 22,150 shares of investment stock at $0.25 per share for cancellation of debt to Larry Olsen.

	On November 11, 1999 266,667 shares of stock were issued as a consulting fee were issued to Jose Carlos
Alverado at $0.25 per share.

	The 504 offerings were not registered under th Act or registered or qualified under the securities law of the state. All purchasers of the shares heretofor listed reside outside of the United States. The offerings of the shares was made in reliance upon the limited offering exemptions from registration with the Securities Commission as set forth in Rule 504 of Regulation D. All shares issued after June 29, 1999 were issued pursuant to 4(2) 4(6) Rule 505 exemptions for cash or services and bear investment legends.

	Each purchaser was required to complete and sign a written subscription agreement representing he had read the disclosure document and that the offerings were subject to various risks. Pursuant to Rule 504(3)(1) of Regulation D, the provisions of Rule 502(c ) and (d) shall not apply to offers and sales made under Rule 504.
Generally, Rule 502(d) provides that: "except as provided in Rule 504(b)(1), securities acquired in a transaction under Regulation D shall have the status of securities acquired in a transaction under Section 4(2) of the Act and cannot be resold without registration under the Act or an exemption therefrom...".

	Because the Company's intent and good faith belief was that the offering qualified under Rule 504(b)(1) of Regulation D, purchasers of the Company's common stock may be permitted to resell their shares without registration under the Act pursuant to Rule 502(d), As such, certificates representing these shares do not near any restrictive legends.

	The Company also issued 5,292,000 to two parties for $0.25 per share, paid in cash and there shares may not be resold unless they are subsequently registered or an exemption is available.

	Those shares issued for services or cancellation of debt would likewise be restricted.




Dividend Policy

	The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings to finance and expand its operations.

Item 6.     Management's Discussion and Analysis or
Plan of Operation

	The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Plan of Operation

	The predecessor company was engaged in mining development activities through December 31, 1998. On March 5, 1999 the corporation acquired the license to a gaming software program and decided to enter the international internet gaming industry.
 The mining assets were sold in April 1999 at their book value.

	The Company's current capital was provided by the sale of common stock throughout 1999. The gaming internet site was not fully operational until September 1999. The Company spent approximately $1,600,000 in developing the site and $400,000 for various equipment components and personal training in Costa Rica. The Company achieved $3,388,361 in gaming revenue in the fourth quarter of 1999 incurring gaming losses if $250,113.

	As a side light the Company had invested in excess of $500,000 in telecommunication equipment and operation through its Global E-Com subsidiary. In October sold the telecommunications subsidiary to Dimension House, Inc., in exchange for 9,200,000 shares of that company, transferring 100% of the capital stock of Global E-COM, S.A. The stock of Dimension House, Inc., now known as Presidents Telecom, Inc., was quoted on the OTC Bulletin Board at $1.50 per share on December 31, 1999. While there are restrictions on the sale of the Presidents' securities and because of affiliate restriction (47%) ownership, qualified sale could generate approximately $500,000 during the last half of 2000.

	Management anticipates outside funding will be necessary and to that end the Company intends to offer securities for the sale pursuant to Rule 505 Regulation D at the end of the second quarter. The use of proceeds of such private placement will primarily be used for marketing. There is no assurance the Company can sell a future private placement, however, is was successful in 1999.

	The Company does not anticipate any significant expenditures for plant or equipment. It will, however, have to continue to update its software.

	Existing staff will be sufficient for operations through 2000.

	In 1999, the Company's Board of Directors set forth a policy to explore the possibility of acquiring or merging with other operating businesses that could make use of the Company's internet possibilities to market their own products, games or services.

Net Operating Losses

	The Company has accumulated $2,750,000 of net operating loses as of December 31, 1999, which may used to reduce taxes in future years through 2014. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

	In the event of certain changes in control of the Company, there will be a annual limitation on the amount of the net operating loss carryforwards which can be used. The potential tax benefit of the net operating loss carryforwards have been offset by a valuation allowance of the same amount.

Inflation

	In the opinion of management, inflation has not had a material effect on the operations of the Company.

Year 2000

	Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such cases, programs that have time-sensitive logic may recognize a date using "00" s the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

	The Company had completed its assessment of the year 2000 issue and believed that any costs of addressing the issue will not have a material adverse impact on the Company's financial position. The Company believed that its existing accounting computer systems and software will not need to be upgraded to mitigate the Year 2000 issues. The Company has not incurred any costs associated with its assessment of the Year 2000 problem. In the event that Year 2000 issued impact the Company's a accounting system and other operations aided by its computer system, the Company believes, as part of the contingency plan, that it has access to adequate personnel or consultants to perform those functions manually until such time that any Year 2000 issues are resolved.

	The Company believes that third parties with whom it has material relationships will not materially be affected by the Year 2000 issued as those third parties are relatively small entities which do not rely heavily on information technology ("IT") systems and non- IT systems for their operations. However, if the Company and third parties upon which it relies are unable to address any Year 2000 issued in a timely manner, it could result in a material financial risk to the Company, including loss of revenue and substantial unanticipated costs. Accordingly, the Company plans to devote all resources required to resolve an significant Year 2000 issues in a timely manner.

	As of March 31, 2000 the Company had not experienced any Y2K problem themselves or with suppliers.

Recent Accounting Pronouncements

	The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15,
"Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earning per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

	The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 11, "Disclosures about
 Segments of an Enterprise and Related Information."
SFAS No. 130 established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributors to owners.
 Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that displays with the same prominence as other financial statements.
SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 established standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

	SFAS 130 and 131 are effective for financial statements for periods beginning after December 5, 1997 and requires comparative information for earlier years to be restated. Management believes that the implementation of new standards will not have a material effect on the Company's financial statements.

	The FSAB also issued SFAS No. 132. "Employers' Disclosure about Pension and other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

	In June 1998, the FSAB issued SFAS No. 131, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No, 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact in the Company's financial statement.

Risk Factors and Cautionary Statements

	Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual result may differ substantially from such forward-looking statements, Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following:
the ability of the Company to complete development of its primary products and its ability to successfully market its product if and when developed and other risks detailed in the
 Company's periodic report filings with the Securities and Exchange Commission.

Item 7.  Financial Statements

	The Company's financial statements as of and for the fiscal years ended December 31, 1999 and 1998 have been examined to the extent indicated in their report by Jones, Jensen and Company independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant top Regulation S-B as promulgated by the Securities and
Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB




E-VEGAS.COM, INC.

FINANCIAL STATEMENTS

December 31, 1999 and 1998



C O N T E N T S


Independent Auditors' Report	 3

Balance Sheet	 4

Statements of Operations	 6

Statements of Stockholders' Equity	 7

Statements of Cash Flows	 9

Notes to the Financial Statements	 11

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
E-Vegas.Com, Inc.
San Jose, Costa Rica

We have audited the accompanying balance sheet of E-Vegas.Com, Inc. as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended December31,
 1999 and 1998. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above
 present fairly in all material respects, the financial position of E-Vegas.Com, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
 As discussed in Note 7 to the financial statements, the Company has generated losses from operations for the years ended December 31, 1999 and 1998, and has current liabilities in excess of current assets of $436,246 at December 31, 1999 which together raise substantial doubt about its ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
April 15, 2000





E-VEGAS.COM, INC.
Balance Sheet


ASSETS

                                    December 31,
	                      			              	1999

CURRENT ASSETS

	Cash                                   $1,378

	Total Current Assets		                  1,378

FIXED ASSETS (Note 1)

	Vehicle        		                      13,500
	Computers and software       	        152,234
	Office furniture and equipment         11,235
	Accumulated depreciation	             (25,932)

		Total Fixed Assets	                  151,037

OTHER ASSETS

	Investments, net (Note 3)            	381,333
	Deposits		                            112,862

		Total Other Assets	                  494,195

		TOTAL ASSETS	                      $	646,610








The accompanying notes are an integral part of these financial statements




E-VEGAS.COM, INC.
Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

                             					December 31,
                                					1999

CURRENT LIABILITIES

	Accounts payable               	$	 8,220
	Notes payable -
        related party (Note 4)	   134,656
	Current portion of
        notes payable (Note 6)   		62,691
	Accrued expenses		12,409
	Gaming loss reserve	             213,648

	Total Current Liabilities        431,624

LONG-TERM LIABILITIES

	Note payable (Note 6)	           	9,476
	Total Long-Term
                Liabilities	      	9,476

		Total Liabilities              441,100

STOCKHOLDERS' EQUITY (Note 5)

	Common stock; $0.001 par
        value, 50,000,000 shares
	authorized, 23,680,817
        shares issued and
        outstanding		             23,681
	Additional paid-in capital    2,935,542
	Accumulated deficit          (2,753,713)

	Total Stockholders' Equity      205,510

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	       $   646,610



The accompanying notes are in integral part of these financial statements.


E-VEGAS.COM, INC.
Statements of Operations
                         																For the
                                  					Years Ended
                                  					December 31,
                           					   1999          	1998

REVENUES

	Gaming revenues	              $	3,388,361       $	  -
	Other revenues	        	           25,427	          -

		Total Revenues	               	3,413,788        	  -

GAMING PAYOUTS		                 3,640,474	          -

GROSS MARGIN		                    (226,686)       	  -

OPERATING EXPENSES

	Management fees		                 105,000	          -
	Advertising and promotion	        104,811	          -
	Depreciation and amortization	    291,791         	5,271
	General and administrative	     1,412,737         	3,117

Total Operating Expenses	       	1,914,339         	8,388

OPERATING LOSS		                (2,141,025)        (8,388)

OTHER INCOME (EXPENSE)

	Loss on equity investment	      (514,296)	           -
	Interest income		                    262             -
	Interest expense		               (10,341)         	  -

Total Other Income (Expense)		   (524,375)            -

NET LOSS     	               $	(2,665,400)       $	(8,388)

BASIC LOSS PER SHARE	        $	     (0.12)        $	(0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING		        21,429,994       12,000,000


The accompanying notes are an integral part of these financial statements.


E-VEGAS.COM, INC.
Statements of Stockholders' Equity
                         						            Additional
           			  	Common Stock          	    Paid-in            Accumulated
       			       Shares      Amount    	    Capital            Deficit
Balance, December
31, 1997      12,000,000   	$ 12,000	       $ 98,020	          $(79,925)

Net loss for
the year ended
December 31, 1998		-     	      -             		-              		(8,388)

Balance, December
31, 1998		   12,000,000	     12,000	          98,020	          	(88,313)

March 5, 1999,
common stock
issued for proprietary
rights and
software recorded
at $0.10 per
share		       2,000,000	      2,000	     	     198,000	            -

March 5, 1999,
common stock
issued for cash
at $0.10 .
per share	    1,500,000       1,500             148,500              -

April 3, 1999,
common stock
issued for cash
at $0.25
per share	      600,000         600              149,400              -

May 3, 1999,
common stock
issued for cash
at $0.70
per share	    1,000,000       1,000              699,000              -

June 30, 1999,
common stock
issued for cash
at $0.25
per share       680,000        680              169,320               -

June 30, 1999,
common stock
 issued for
investment at
$0.25
per share     1,000,000      1,000              249,000              -

Balance
Forward		    18,780,000   $ 18,780	        $  1,711,240        $  (88,313)




E-VEGAS.COM, INC.
Statements of Stockholders' Equity (Continued)
                                 							    Additional
                				Common Stock             Paid-in		         Accumulated
           			     Shares       Amount        Capital     	     Deficit

Balance Forward		18,780,000	   $  18,780   $ 1,711,240       $  (88,313)

July 14, 1999 - common stock
issued for cash at $0.25
per share	          392,000           392        97,608             -

August 5, 1999 - common stock
 issued for
cash at $0.25
per share	           60,000            60         14,940            -

August 30, 1999 -common stock
Issued for cash at $0.25
per share            600,000          600         149,400            -

September 10, 1999 -  common stock
issued for cash at
$0.25 per share	     240,000    	      240	        59,760	          	-

September 13, 1999 - common stock
 issued for cash at
$0.25 per share	    	600,000		          600	       149,400          		-

September 14, 1999 -common stock
issued for cash at
$0.25 per share		    320,000		           320	       79,680		          -

September 21, 1999 - common stock
issued for cash at
$0.25 per share		    400,000	           	400	       99,600	          	-

October 13, 1999 - common stock issued
for cash at $0.25
per share	        	1,000,000	          1,000	       253,000	        		-

October 15, 1999 - common stock issued
for consulting at
$0.25 per share		  1,000,000	          1,000         249,000		        	-

October 15, 1999 - common stock issued
for consulting services
at $0.25
per share	             22,150		            22		        5,515		        	-

November 11, 1999 -common stock
issued for consulting
services at $0.25
per share		           266,667	             267       		66,399	       		-


E-VEGAS.COM, INC.
Statements of Stockholders' Equity (Continued)
                                             			    Additional
                      				Common Stock              Paid-in    		Accumulated
              		 	     Shares       Amount          Capital     	Deficit




Net loss for the year ended
December 31, 1999	       -            		-             		-     		  (2,665,400)

Balance,
December 31, 1999	   23,680,817    $  23,681  	 $    2,935,542 		$ (2,753,713)











The accompanying  notes are an integral part of these financial statements

E-VEGAS.COM, INC.
Statements of Cash Flows
                                         				For the
                                					      Years Ended
                          				             December 31,
                                 					  1999       	       1998
CASH FLOWS FROM OPERATING ACTIVITIES
(Loss) from operations	            $	(2,665,400)       	$	(8,388)
Adjustments to reconcile
loss from operations to
net cash used  by operating
activities:
Depreciation and amortization	         	291,791			         5,271
Loss on equity investment		             514,296		           	-
Common stock issued for services	       322,203			           -
Changes in operating assets and
liabilities:
(Increase) decrease in deposits		      (112,862)	           	-
Increase (decrease) in
accounts payable		                       15,689           		2,706
Increase (decrease) in gaming
loss reserve		                          213,648	            	-
Net Cash (Used) by
Operating Activities         		      (1,420,635) 	         (411)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments purchased         	        (619,275)            		-
Purchase of equipment		                (242,828)	            	-
Net Cash (Used) by
Investing Activities         		        (862,103)		            -

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable		              (9,454	)	           	-
Proceeds from notes payable	           	216,277	            		-
Proceeds from common stock	          	2,077,000             		-
Net Cash Provided by
Financing Activities	         	       2,283,823	             	-
INCREASE IN CASH AND
CASH EQUIVALENTS	                         1,085          			(411)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR		                         293	           		704

CASH AND CASH EQUIVALENTS AT
 END OF YEAR	                         $   1,378	      $      293

The accompanying notes are an integral part of these financial statements


E-VEGAS.COM, INC.
Statements of Cash Flows (Continued)
                                            						For the
                                      					      Years Ended
                                      					      December 31,
                                     					1999             			1998

CASH PAID FOR:

Interest	                               $	   -             	  $	-
Income taxes       	                    $    -             	  $	-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for
investments, software
and licenses	                          $	450,000              $	-
Common stock issued for services       $ 322,203		            $	-











The accompanying notes are an integral part of these financial statements

E-VEGAS.COM, INC.
Notes to the Financial Statements
December 31, 1999 and 1998

NOTE 1 -	ORGANIZATION AND DESCRIPTION OF BUSINESS

	On February 10, 1997, E-Vegas.Com, Inc. (formerly
Clear Water Mining, Inc.) (the Company) was incorporated under the laws of Nevada to engage in the exploration and mining business.

	On February 5, 1999, the Company's directors entered into a purchase agreement with E-Casino Gaming Corporation to purchase proprietary rights and software for Internet Casino and Sports Book, a Costa Rican International license to operate the same, and the company's trade style for 2,000,000 shares of authorized, but unissued, common stock. The acquisition was ratified by shareholders at a special meeting held March 5, 1999. At the same shareholder meeting, the shareholders approved changing the corporate name to E-Casino Gaming Corporation. Said amendment was filed with the State of Nevada on March 11, 1999. On June 1,
1999, the Company's name was changed to E-Vegas.Com, Inc.

	During March 1999, the Company sold its wholly-owned subsidiary, True Vista Mining de Mexico, Inc., to True
Vista Mining, Inc. for $30,000, a 10% equity interest in True Vista Mining, Inc. and a 5% production royalty on the mining claims sold once the properties begin producing and selling. Should True Vista Mining, Inc.
 sell or negotiate any of the properties, the Company will receive 5% of the consideration. The Company was considered a development stage company until August
 1999 when it began sales.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	a.  Accounting Method

	The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

	b.  Cash Equivalents

	The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	c.  Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect
 the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.




E-VEGAS.COM, INC.
Notes to the Financial Statements
December 31, 1999 and 1998


NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

	d.  Basic Loss Per Common Share

	Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

	e.  Income Taxes

	No provision for federal income taxes has been made at December 31, 1999 due to accumulated operating losses.

	The Company has accumulated approximately $2,500,000 of net operating losses as of December 31, 1999 which may be used to reduce taxable income and income taxes in future years through 2019. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

	In the event of certain changes in control of the Company, there will be an annual limitation on the amount of netoperating loss carryforwards which can be used. The potential tax benefits of the net operating loss carryforwards have been offset by a valuation allowance of the same amount.

	f.  Fixed Assets

	Fixed assets are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years. Expenditures for property additions and betterments are capitalized at cost. Maintenance and repairs are charged to expense when incurred.

	g.  Revenue Recognition

	The company operates in one industry which is internet gaming. The Company recognizes revenues from its gaming activities upon completion of the activity upon which the wager was placed. Winnings are recorded as revenues.
 Losses are recorded as gaming payouts. Funds held for customers but not yet wagered are carried as a liability known as gaming loss reserve.



E-VEGAS.COM, INC.
Notes to the Financial Statements
December 31, 1999 and 1998
NOTE 3 -	INVESTMENTS
     			                                            December 31,
				                                                  1999
At December 31, 1999, the Company held
150,000 shares  in
Hussongs America, Inc. for a total cost
of $30,000.   This investment
has been recorded at cost.	                       $    30,000

On June 30, 1999, the Company acquired
2,193,750 shares of E-Betta Bunch.Com,
Inc. ("Betta Bunch") which was approximately
24% of the total outstanding common stock of
Betta Bunch, by issuing 1,000,000 shares of
the Company's common stock valued at
$250,000 and cash invested of $46,042.
The Company's investment in Betta Bunch has
been accounted for using  the equity method.
Betta Bunch is an online gaming company.
The investment has written down by a  loss
of $296,042 as of December 31, 1999.	                                -

On October 1999, the Company sold 100% of
Global E-COM, (a formerly Wholly-owned subsidiary)
for 10,000,000 shares of Presidents Telecom,
which represented 47% of the issued and outstanding
Shares of Presidents Telecom	for an investment
recorded at predecessor Cost of $569,587.
Accordingly, the Company is accounting for
The investment as an equity investment.  Presidents Telecom
Experienced a loss of $464,371 for the year ended December
31, 1999.  The Company's recognized portion of the loss was
$218,254, which reduced the investment to $351,333.	                351,333

  	          Total Investments	                                 $   381,333

NOTE 4 -	NOTES PAYABLE - RELATED PARTY
	The Company has notes payable to shareholders in the amount of $134,656 at December 31, 1999. The amounts bear interest at 10%, are unsecured and due on demand.

NOTE 5 -	COMMON STOCK
	a. On March 5, 1999, the Company issued 2,000,000 for proprietary rights and software valued at $200,000.
The rights and software were written down to their estimated net realizable value of $-0- in 1999.

	b.  At a special meeting, a 504D offering was authorized
to sell 1,500,000 shares of common stock at$0.10 per share.
The offering was completed and funded on March 5, 1999 for
$150,000. 	c.  A 504D offering was authorized to sell 600,000
shares of common stock at $0.25 per share. The offering was completed and funded for $150,000 on April 3, 1999.

E-VEGAS.COM, INC.
Notes to the Financial Statements
December 31, 1999 and 1998

NOTE 5 -	COMMON STOCK (Continued)

	d. A 504D offering was authorized to sell 1,000,000 shares of common stock at $0.70 per share. The offering was completed and funded for $700,000 on May 3, 1999.

	e. A 505D offering was authorized to sell 1,680,000 shares of common stock at $0.25 per share. The offering was completed and funded for $420,000 on June 30, 1999. 680,000 shares equaling
 $170,000 were sold for cash. 1,000,000 shares were issued for an investment in Bettabunch, Inc. valued at $250,000.

	f. In August and September 1999 2,612,000 shares of common stock were issued at $0.25 per share for cash, totaling $653,000.

	g. In October 1999, 1,000,000 shares of common stock were issued for $0.25 per share, for cash totaling $254,000.

	h. In October and November 1,288,817 shares of common stock were issued at $0.25 per share for consulting services.

NOTE 6 -	NOTE PAYABLE

	On June 21, 1999, the Company purchased software and computer equipment from an unrelated party. An initial payment of $43,957 is due in 2000 and payments of $4,738 are due quarterly over a 24-month period. The note bears an imputed interest rate of 10% and is secured by equipment.
 Future maturities of the note payable is as follows:

    		2000       	$	62,691
    		2001         		9,476

               			$	72,167

NOTE 7 -	GOING CONCERN

	The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.
The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs. In the interim, the Company intends to raise additional capital through private placements of its common stock.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

	Not applicable.

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section
              16(a) of the Exchange Act.

	The executive officers and directors of the Company are as follows:

		Name                 			Age		    	Position

		Edward B. Gallagher	     57		    	President/Director

  Erwin Liem		             42			    Secretary/Treasurer/Director

		Antal Markus	           	43			    Vice President/Director

	All directors hold office until the next annual meeting of stockholders or until their successors have been duly qualified.
 Directors will be elected at the annual meeting and serve for one year terms. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. Any non-employee director of the Company shall be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The executive committee of the Board of Directors to the extent permitted under Nevada law, consists of three directors and exercises all the power and authority of the Board of Directors in the management of the management of the business and affairs of the Company between meetings of the Board of Directors. Each executive officer is appointed by and serves at the discretion of the Board of Directors.

	None of the officers and/or directors of the Company are officers and directors of any other publicly traded corporation, nor have any of the directors and/or officers, nor any of the affiliates or promoters of the Company filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject to any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

The directors will initially devote full time to the Company affairs.

	All of the working officers and employees on a full time basis. There are twenty other full time employees.

	The business experience of each of the persons listed below during the past five years is as follows:

Mr. Edward B. Gallagher, President
Mr. Gallagher is a Partner of President's Corporate Group, Inc., as a President of the Group; he has taken the Group to the 21st Century in business. Mr. Gallagher is a retired Royal Canadian Mounted Police and currently active in several board of directors of public corporation in Canada.
His experiences are in the are of high technology development and product sourcing. As the co-founder of Canada Payphone,
 Ltd., Mr. Gallagher pioneered the privatization of payphones in Canada.

Mr. Erwin Liem, Secretary and Treasurer
Mr. Liem has been involved in corporate development of public companies listed in the NASDAQ and Vancouver Stock Exchange since 1986. He is responsible for all aspects of corporate operations and acts as a liaison between the Company and its various corporate advisors. Mr. Liem oversaw the establishment of the Company's operations in Costa Rica. As such, he is responsible for overseeing the operations in Costa Rica.

Mr. Antal (Tony) Markus, Vice President
Mr. Markus is an expert in capital financing and mergers/acquisition. He acts as investment banker for the Company's development as well as Corporate Finance. In the past 20 years, Mr. Markus has successfully run and merged public corporations on the Vancouver Stock Exchange and NASDAQ and capitalized all companies with over $100 million. He will continue his performance with the current development at Global E-Comm, S.A. as the Director of Finance.

Section 16(a) Beneficial Ownership Reporting Compliance

	Each of the Company's officers and directors are required to file a Form 3, Annual Statement of Changes in Beneficial Ownership on or before the 45th day after the end of the fiscal year. These reports have not been filed in a timely basis and have recently been filed.

Item 10.  Executive Compensation

	Mr. Gallagher, Mr. Liem and Mr. Markus, the officers and directors receive $30,000 per year plus related business expenses.

	There are no annuity, pension or retirement benefits proposed to pay to officers, directors or employees of the Corporation in the event of retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries.

No remuneration other than that reported in paragraph (a) of this item it proposed to be in the future directly or indirectly by the corporation to any officer or director under any plan which is presently existing.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

	The following table sets forth information, to the best knowledge of the Company as of December 31, 1999 with respect to each director and officer and management as a group and any holder owning more than
 5% of the outstanding common stock.

Name and 	             	Position	   Title of    	Amount of 	Percentage(1)
 Address				            	            Class		     Shares
Edward B. Gallagher		   President	   Common     	1,290,000	      5.5%
9311-163 A Street
Surrey, B.C. Canada V4N3C6

Erwin Liem		           	Secretary    Common	     1,220,000       5.5%
243-2496 East Hastings St.	Treasurer
Vancouver, B.C. Canada V5K1Z1

Antal & Marilyn Markus 	Vice President	Common	    1,200,000	      5%
200 Merlin Court
Kelowna, B.C. Canada V1V1N2

   Management as a Group				                     3,780,000        16 %

  Others of record own 5% or more

First Nevisian Stock Broker Ltd.		             		4,292,000   	    18%
Henville Building Prince Charles Street
Charlestown Nevis, West Indies

(1)The above percentages are based on 23,680,817 shares of common stock outstanding as of December 31, 1999.

Item 12.  Certain Relationships and Related Transactions

Edward Gallagher and Erwin Liem were the shareholders 21st Century Software Solutions, Inc., acquired by the Company in March of 1999 and each received 1,000,000 of common stock in exchange for their ownership of 21st Century Software Solutions, Inc.
This stock is restricted.

	Mr. Markus, an officer and director was the founder and President of Clear Water Mining, Inc., the predecessor corporation and owned 1,000,000 shares of that company which have been converted to E-Vegas.COM, Inc., stock.

	The Company's officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company's minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of
 Directors and made available to the Company. In the event the Board shall reject an opportunity to presented and only in that event, any of the Company's officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.


PART V

Item 13. Exhibits and Reports on From 8-K

(a) Exhibits

* Articles of Incorporation, filed as  Exhibit to Form 10-SB

* By Laws, filed as Exhibit to Form 10-SB


* Subsidiaries

Articles of Incorporation filed as Exhibit to Form 10-SB

27 Financial Data Schedule

* Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated are incorporated herein by reference.

(b) Reports  on Form 8-K

Dated November 15, 1999.


SIGNATURES

	In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

								E-Vegas.COM, Inc.



								By:___________________
								      Edward Gallagher
								      President


Dated:April 26, 2000

	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		             	Title		            		Date

Edward Gallagher		President, Director     April 26,2000


Antal (Tony) Markus		Vice President       April 26, 2000


Erwin Liem			Secretary/Treasurer/Director  April 26, 2000

















15


2