Form 10QSB
period 2000-03-31
E VEGAS COM INC
filed 2000-05-18
CIK 1096759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q SB

(X)		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended		March 31, 2000
or

( ) 		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	             	 to   ______________

Commission File number:	000-27715

E-VEGAS.COM, INC.
(Exact name of small business issuer as registrant as specified in charter)

	Nevada						94-3342064
(State or other jurisdiction of				         (I.R.S. Employer
incorporation or organization)			        Identification No.)

1128-789 w. Pender, Vancouver, B.C. V6C1H2
(Address of principal executive office)

Registrant's telephone no., including area code (604) 608-6828


Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X]
No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

       Class			        	Outstanding as of March 31, 2000
Common Stock, $0.001			       	24,420,817




TABLE OF CONTENTS

Heading	                                          									Page

Item 1.			Consolidated Financial Statements			             	3

			Consolidated Balance Sheets - March 31, 2000
			   And March 31, 1999					                               6

			Consolidated Statements of Operations - three months
			   Ended March 31, 2000 and 1999				                     8

			Consolidated Statements of Stockholders' Equity 		       9

			Consolidated Statements of Cash Flows - three
			     Ended March 31, 2000 and 1999				                   10

			Notes to Consolidated Financial Statements			            12

Item 2.			Management's Discussion and Analysis and
		 	     Result of Operations					                          17

PART II. OTHER INFORMATION

Item 1.			Legal Proceedings						                           18

Item 2.			Changes in Security						                         19

Item 3.			Defaults Upon Senior Securities				               19

Item 4.			Submission of Matter to a Vote of
			    Securities Holders					                             	19

Item 5.			Other Information						                            19

Item 6.			Exhibits and Reports of Form 8-K				               19

			Signatures							                                        20











Item 1.		Financial Statement

	The following unaudited Financial Statements for the period ended March 31, 2000 have been prepared by the Company.












E-VEGAS.COM, INC.

FINANCIAL STATEMENTS

March 31, 2000 and December 31, 1999






C O N T E N T S


Independent Accountants' Review Report	 3

Balance Sheets	 4

Statements of Operations	 6

Statements of Stockholders' Equity	 7

Statements of Cash Flows	 9

Notes to the Financial Statements	 11







INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
E-Vegas.com, Inc.
San Jose, Costa Rica


We have reviewed the accompanying balance sheet of E-Vegas.Com, Inc. as of March 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of express taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of E-Vegas. Com, Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 15, 2000, we expressed an unqualified opinion on those financial statements.



HJ & Associates, LLC
Salt Lake City, Utah
May 9, 2000

E-VEGAS.COM, INC.
Balance Sheets


ASSETS

                                     	March 31,      			December 31,
                                       	2000           			1999

CURRENT ASSETS

Cash	                                 $	104,685	         	$	1,378

Total Current Assets	                $ 	104,685	          		1,378

FIXED ASSETS (Note 1)

Vehicle                                 	13,500         			13,500
Computers and software		                152,234		        	152,234
Office furniture and equipment		         32,325		         	11,235
Accumulated depreciation	              	(37,106)        		(25,932)

Total Fixed Assets                    		160,953        			151,037

OTHER ASSETS

Investments, net (Note 3)             		239,456         		381,333
Deposits		                              112,862	         	112,862

Total Other Assets		                    352,318        			494,195

TOTAL ASSETS	                         $	617,956       		$	646,610


E-VEGAS.COM, INC.
Balance Sheets (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                      	March 31,      			December 31,
                                       	2000           			1999

CURRENT LIABILITIES

Accounts payable                    	$	4,500	            	$	8,220
Notes payable - related
parties (Note 4)	                   	293,081	           		134,656
Current portion of notes
payable (Note 6)                     	60,255	            		62,691
Accrued expenses		                    12,714		            	12,409
Gaming loss reserve		                198,960		           	213,648

Total Current Liabilities	          	569,510		           	431,624

LONG-TERM LIABILITIES

Note payable (Note 6)		                9,476	             		9,476

Total Long-Term Liabilities	          	9,476			             9,476

Total Liabilities                  		578,986		           	441,100

STOCKHOLDERS' EQUITY (Note 5)

Common stock; $0.001 par
value, 50,000,000 shares
authorized, 23,420,817
and 23,680,817 shares
 issued and outstanding,
respectively	                         	24,421		            	23,681
Additional paid-in capital		        3,304,802	         		2,935,542
Accumulated deficit	             	 (3,290,253)	        	(2,753,713	)

Total Stockholders' Equity		           38,970		           	205,510

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                           	$	617,956          		$	646,610


E-VEGAS.COM, INC.
Statements of Operations

                                  													For the
                                      				Three Months Ended
                                           				March 31,
                                         	2000       			1999

REVENUES

Gaming revenues                      	$	328,028	       	$	-

Total Revenues		                        328,028			        -

GAMING PAYOUTS	                        	311,255			        -

GROSS MARGIN		                           16,773			        -

OPERATING EXPENSES

Management fees	                        	37,500		         	32,500
Advertising and promotion		              11,518		          	-
Depreciation and amortization		          11,173		          	-
General and administrative	            	348,872         			40,741

Total Operating Expenses		             (409,063		       	(73,241)

OPERATING LOSS	                       	(392,290)        		(73,241)

OTHER (EXPENSE)

Loss on equity investment	            	(141,877)          		-
Interest expense	                       	(2,373)          		-

Total Other (Expense)	                	(144,250)          		-

NET LOSS                            	$	(536,540)         	$	(73,241)

BASIC LOSS PER SHARE	                $	(0.02)            $ 	(0.00	)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING		              23,680,817	       		12,000,000


E-VEGAS.COM, INC.
Statements of Stockholders' Equity



                                          					   		Additional
                            				Common Stock        Paid-in     		Accumulated
                              Shares   	Amount      Capital     	 		Deficit

Balance, December 31, 1997		12,000,000	 $	12,000	  	$	98,020   		$	(79,925)

Net loss for the year ended
 December 31, 1998	             	-     			  -     			   -     		   	(8,388)

Balance, December 31, 1998		12,000,000			12,000			    98,020		    	(88,313)

March 5, 1999, common stock
 issued for proprietary rights and
 software recorded at $0.10 per
 share		                     2,000,000			 2,000			    198,000		       	-

March 5, 1999, common stock
 issued for cash at
$0.10 per share		            1,500,000		 	1,500	    		148,500		       	-

April 3, 1999, common stock
 issued for cash at
$0.25 per share		              600,000			   600		    	149,400		       	-

May 3, 1999, common stock
 issued for cash at
$0.70 per share		            1,000,000		 	 1,000			    699,000		      	-

June 30, 1999, common stock
 issued for cash at
$0.25 per share		               680,000		   	680    			169,320	      		-

June 30, 1999, common stock
 issued for investment
at $0.25 per share		          1,000,000		  	1,000		   	249,000      		-

Balance Forward	            	18,780,000		$	18,780		$	1,711,240		$	(88,313	)







E-VEGAS.COM, INC.
Statements of Stockholders' Equity (Continued)



                                        							Additional
                          		Common Stock      			Paid-in      		Accumulated
                   					Shares      			Amount  		Capital     			Deficit

Balance Forward		      18,780,000	   	$	18,780	 	$	1,711,240	  	$	(88,313)

July 14, 1999 -
common stock issued for
 cash at $0.25
per share	               	392,000		       	392	      	97,608       			-

August 5, 1999 -
common stock issued for
 cash at $0.25 per share	 	60,000		        	60			     14,940       			-

August 30, 1999 -
common stock issued
for cash at $0.25
per share	                	600,000		      	600	      149,400      			-

September 10, 1999 -
common stock
issued for cash at
$0.25 per share		          240,000		      	240		     	59,760	      		-

September 13, 1999 -
common stock
issued for cash at
$0.25 per share	         	600,000       			600		    	149,400	     		-

September 14, 1999 -
common stock
issued for cash at
$0.25 per share	         	320,000	       		320		     	79,680     			-

September 21, 1999 -
common stock
issued for cash at
$0.25 per share		         400,000		       	400		     	99,600	     		-

October 13, 1999 -
common stock issued
for cash at $0.25
per share	            	 1,000,000		    	 1,000		    	253,000		     	-

October 15, 1999 -
common stock issued
for consulting at
$0.25 per share		       1,000,000		     	1,000	    		249,000	     		-

October 15, 1999 -
common stock issued
for consulting services
at $0.25 per share		       22,150		        	22		      	5,515		     	-

November 11, 1999 -
common stock
issued for consulting
services at $0.25
 per share		              266,667	       		267	      		66,399     			-

Net loss for
the year ended
December 31, 1999          		-     	       		-         			-    			(2,665,400)

Balance, December
31, 1999		             23,680,817		      	23,681		  	2,935,542			 (2,753,713)

March 8, 2000  -
comm stock
issued for services
at $.50                   500,000            500       249,500         -

March 31, 2000 -
common stock
issued for cash at
$1.00 per share		         240,000		         	 120			    119,881		     	-

Net loss for the
three months
ended March 31, 2000	     	-           	 		-           			-     			(286,540)

Balance, March
31, 2000		             24,420,817     	$ 24,421    $	3,304,802  $(3,290,253)



E-VEGAS.COM, INC.
Statements of Cash Flows
                                       													For the
                                         				Three Months Ended
                                               				March 31,
	                                             2000       			1999

CASH FLOWS FROM OPERATING ACTIVITIES

(Loss) from operations	                 $	(536,540)      	$  	(73,241)
Adjustments to reconcile
loss from operations to
 net cash used  by operating activities:
Depreciation and amortization		             11,174	             		-
Loss on equity investment		                141,877	         		26,354
Common stock issued for services		         250,000             			-
Changes in operating assets and liabilities:
(Increase) decrease in deposits		             -               			(26)
Increase (decrease) in accounts payable
  and accrued expenses	                    	(3,415)         		(4,940)
Increase (decrease) in gaming loss reserve		(14,688)	           	-

Net Cash (Used) by Operating Activities		   (151,593)		      (52,091)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments purchased	                       	-                			-
Purchase of equipment		                     (21,090)       		(193,546)

Net Cash (Used) by Investing Activities		   (21,090)	       	(193,546)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable	                  	(2,436)            		-
Proceeds from notes payable	               	158,425	        		118,152
Proceeds from common stock	                	120,000        			300,000

Net Cash Provided by Financing Activities 		275,989        		418,152

INCREASE IN CASH AND CASH EQUIVALENTS		     103,307	        		172,515

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD		                        1,378	            		293

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD	                           $	104,685	        	$	172,808

E-VEGAS.COM, INC.
Statements of Cash Flows (Continued)
                                             											For the
                                              				Three Months Ended
                                                   				March 31,
                                             	2000           			1999

CASH PAID FOR:

Interest                                  	$	   -             $   	-
Income taxes	                              $   	-     	      	$   	-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for investments,
software and licenses	                     $   	-          	 	$   	-
Common stock issued for services	          $ 250,000        		$   	-

E-VEGAS.COM, INC.
Notes to the Financial Statements
March 31, 2000 and December 31, 1999


NOTE 1 -	ORGANIZATION AND DESCRIPTION OF BUSINESS

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
Notes to the Financial Statements
March 31, 2000 and December 31, 1999


NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

d.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

e.  Income Taxes

No provision for federal income taxes has been made at March 31, 2000 due to accumulated operating losses.

The Company has accumulated approximately $2,900,000 of net operating losses as of March 31, 2000 which may be used to reduce taxable income and income taxes in future years through 2019. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. The potential tax benefits of the net operating loss carryforwards have been offset by a valuation allowance of the same amount.

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

E-VEGAS.COM, INC.
Notes to the Financial Statements
March 31, 2000 and December 31, 1999


 NOTE 3 -	INVESTMENTS
                                                           	March 31,
                                                              	2000
At December 31, 1999, the Company held 150,000 shares
 in Hussongs America, Inc. for a total cost of $30,000.
 This investment has been recorded at cost.                 	$	30,000

On June 30, 1999, the Company acquired 2,193,750
 shares of E-Betta Bunch.Com, Inc. ("Betta Bunch")
 which was approximately 24% of the total outstanding
 common stock of Betta Bunch, by issuing 1,000,000
 shares of the Company's common stock valued at
 $250,000 and cash invested of $46,042.  The Company's
 investment in Betta Bunch has been accounted for using
 the equity method.  Betta Bunch is an online gaming
 company.  The investment has been written down by a
 loss of $296,042 as of December 31, 1999.		-

In October 1999, the Company sold 100% of Global E-Com
 (a formerly wholly-owned subsidiary) for 10,000,000 shares
 of Presidents Telecom, which represents 47% of the issued
 and outstanding shares of Presidents Telecom for an
 investment recorded at predecessor cost of $569,587.
 Accordingly, the Company is accounting for the investment
 as an equity investment.  Presidents Telecom experienced
 a loss of $464,371 for the year ended December 31, 1999.
 The Company's recognized portion of the loss was $360,131,
 as of March 31, 2000 which reduced the investment to $209,456.		209,456

Total Investments                                             	$	239,456

NOTE 4 -	NOTES PAYABLE - RELATED PARTY

The Company has notes payable to shareholders in the amount of $196,974 at March 31, 2000. The amounts bear interest at 10%, are unsecured and due on demand.

NOTE 5 -	COMMON STOCK

a. On March 5, 1999, the Company issued 2,000,000 for proprietary rights and software valued at $200,000. The rights and software were written down to their estimated net realizable value of $-0- in 1999.

b. At a special meeting, a 504D offering was authorized to sell 1,500,000 shares of common stock at $0.10 per share. The offering was completed and funded on March 5, 1999 for $150,000.

c. A 504D offering was authorized to sell 600,000 shares of common stock at $0.25 per share. The offering was completed and funded for $150,000 on April 3, 1999.


E-VEGAS.COM, INC.
Notes to the Financial Statements
March 31, 2000 and December 31, 1999


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

i. In March 2000, 120,000 shares of common stock were issued for $1.00 per share for cash totaling $120,000.

NOTE 6 -	NOTE PAYABLE

On June 21, 1999, the Company purchased software and computer equipment from an unrelated party. An initial payment of $43,957 is due in 2000 and payments of $4,738 are due quarterly over a 24-month period. The note bears an imputed interest rate of 10% 3
and is secured by equipment.   Future maturities of the note payable
is as follows:

               2000	                   $	60,255
               2001	                    	69,731

                                       $	72,167

NOTE 7 -	GOING CONCERN

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

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

	The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Overview

	The Company was incorporated on February 10, 1997 as Clearwater Mining, Inc. On May 5, 1999 the Company acquired the proprietary rights to the software for internet casino and sport book gambling for 2,000,000 shares of common stock and changed its corporate name to E-Casino Gaming Corporation and formed a Costa Rican corporation to develop its international gaming site.

	The Company's current capital was provided by the sale of securities in 1999.

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

	On June 21, 1999, the Company changed its corporate name to E-Vegas.COM, Inc.

Results of Operations the First Three Months of 2000

	The Company had revenues of $328,028 for the first quarter with operating expenses of $ 159,064. There were no operating revenues as of March 31, 1999. These amounts represent a 117% increase in operating expenses over first quarter 1999 figures.

	The Company has continued to offer sports book wagering services.  However, it is finalizing the beta testing, name branding, and marketing of its new
turn key casino software.   For the first three months of 2000 the Company
recognized $328,028 in gaming revenue.  The Company has total operating expenses of $159,028 respectively primarily for general and administrative expenses.  The Company  had total other expenses of $144,250 primarily relating to a loss on investment and interest expense.  Management expects expenses to increase significantly once the Company begins marketing its product.

Net Operating Loss

The Company has accumulated approximately 3,040,254 of net operating loss carryforwards as of March 31, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation if sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire in the year 2015. In the event of certain changes in control of the Company, there will be an annual limitation on the operating loss carryforwards, which can be used.

Inflation

	In the opinion of management, inflation has not had a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

	Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform
Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to, the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Part II

Item 1.		Legal Proceedings

	On Christen Brule vs. E-Vegas.COM, Inc., case # 0995358, failure to
deliver a warrant.   Counsel assures management that the case is without
merit.




Item 2.		Changes in Securities

	In March 2000, the Company sold 240,000 shares of restricted common stock to four people at the cash price of $1.00 per share, for gross proceeds of $120,000.00The proceeds were used of general and administrative expenses of the Company.

On March 8, 2000 the Company issued 500,000 shares of restricted common stock at $.50, for services.

	This sale of securities was made pursuant to the exemption from registration under the Securities Act of 1933, as amended (the "Act") provided by section 4(2) and 4(6) of the Act. Certificates representing these shares must bear appropriate restrictive legends preventing their transfer except in accordance with the Act and the regulations promulgated thereunder.

Item 3.		Defaults Upon Senior Securities

	This item is not applicable to the Company.

Item 4.		Submission of Matters to be a Vote of Security Holders

	This item is not applicable to the Company.

Item 5.		Other Information

	This item is not applicable to the Company.

Item 6.		Exhibits and Reports on 8-K

a. Exhibit 27 Financial Data Schedule
b. Reports on Form 8-K

No report on Form 8-K was filed by the Company during the three months ended March 31, 1999.

















SIGNATURES

	In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

							E-VEGAS.COM, INC.


Dated: May 10, 2000

							By:_____________________
							      Edward Gallagher
							      President, Director


							By:_____________________
							      Antal Markus
							      Secretary, Treasurer and Director