Form 10-Q
period 2000-06-30
E VEGAS COM INC
filed 2000-08-15
CIK 1096759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly report ended June 30, 2000
                                       or

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

         Registrants telephone no., including area code (604) 608-6828


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

           Class                              Outstanding as of June 30, 2000
Common Stock, $0.001                                 25,540,817




                                TABLE OF CONTENTS

Heading                                                                Page

Item 1.                    Consolidated Financial Statements             3

                           Consolidated Balance Sheets June 30, 2000
                              And June 30, 1999                          6

                           Consolidated Statements of Operations six months
                              Ended June 30, 2000 and 1999               8

                           Consolidated Statements of Stockholders Equity9

                           Consolidated Statements of Cash Flows six
                                Ended June 30, 2000 and 1999            10

                           Notes to Consolidated Financial Statements   12

Item 2.                    Managements Discussion and Analysis and
                                Result of Operations                    17

                                                      PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                             18

Item 2.                    Changes in Security                           19

Item 3.                    Defaults Upon Senior Securities               19

Item 4.                    Submission of Matter to a Vote of
                               Securities Holders                        19

Item 5.                    Other Information                             19

Item 6.                    Exhibits and Reports of Form 8-K              19

                           Signatures                                    20











Item 1.           Financial Statement

     The following unaudited Financial Statements for the period ended June 30, 2000 have been prepared by the Company.











                                E-VEGAS.COM, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2000 and December 31, 1999



                                E-VEGAS.COM, INC.
                           Consolidated Balance Sheets


                                     ASSETS

                                      June 30,        December 31,
                                       2000               1999
                                   (Unaudited)
CURRENT ASSETS

   Cash                              $   2,170    $   1,378

     Total Current Assets                2,170        1,378

FIXED ASSETS

   Telecommunications equipment        259,578         --
   Vehicle                              13,500       13,500
   Computers and software              155,534      152,234
   Office furniture and equipment       22,971       11,235
   Accumulated depreciation            (85,710)     (25,932)

     Total Fixed Assets                365,873      151,037

OTHER ASSETS

   Notes receivable                       --           --
   Nots receivable - related party        --           --
   Investments, net                     30,000      381,333
   Deposits                            147,830      112,862

     Total Other Assets                177,830      494,195

     TOTAL ASSETS                    $ 545,873    $ 646,610





                                E-VEGAS.COM, INC.
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

                                             June 30,            December 31,
                                               2000                 1999
                                           (Unaudited)
CURRENT LIABILITIES

   Accounts payable                       $     11,911    $         8,220
   Due to related parties                      813,719            134,656
   Current portion of notes payable             58,555             62,691
   Accrued expenses                             10,341             12,409
   Gaming loss reserve                         198,949            213,648

     Total Current Liabilities               1,093,475            431,624

LONG-TERM LIABILITIES

   Note payable                                  9,476              9,476

     Total Long-Term Liabilities                 9,476              9,476

     Total Liabilities                       1,102,951            441,100
STOCKHOLDERS EQUITY (DEFICIT)

   Common stock; $0.001 par value, 50,000,000 shares
    authorized, 25,540,817 and 23,680,817 shares
    issued and outstanding, respectively        25,541             23,681
   Additional paid-in capital                3,863,682          2,935,542
   Accumulated deficit                      (4,446,301)        (2,753,713)

     Total Stockholders Equity (Deficit)     (557,078)           205,510

     TOTAL LIABILITIES AND STOCKHOLDERS
       EQUITY (DEFICIT)                    $   545,873        $   646,610



                                E-VEGAS.COM, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)



                                             For the                 For the
                                        Six Months Ended      Three Months Ended
                                     June 30,       June 30,        June 30
                                      2000           1999            2000
REVENUES

   Gaming revenues                 $    399,830    $       --      $     71,802

     Total Revenues                     399,830            --            71,802

GAMING PAYOUTS                          357,599            --            46,344

GROSS MARGIN                             42,231            --            25,458

OPERATING EXPENSES

   Management fees                       62,500          75,000          25,000
   Advertising and promotion             20,445          61,034           8,927
   Depreciation and amortization         28,145
   General and administrative         1,145,525         467,174         796,653

     Total Operating Expenses         1,256,615         653,711         847,552

OPERATING LOSS                       (1,214,384)       (653,711)       (822,094)

OTHER INCOME (EXPENSE)

   Gain on sale of asset                   --             5,109            --
   Loss on equity investment           (473,467)       (250,000)       (331,590)
   Interest expense                      (4,746)           --            (2,373)
   Interest income                            9             100               9

   Total Other (Expense)               (478,204)       (244,791)       (333,954)
NET LOSS                                      $    (1,692,588) $       (898,502)

BASIC LOSS PER SHARE                          $        (0.07) $           (0.06)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING               23,730,817      14,778,453      23,680,817


                                       For the Three
                                        months ended
                                        June 30, 1999

REVENUES
Gaming Revenues                    $       --

 Total Revenues                            --

 Gaming Payouts                            --

Gross Margin                               --

OPERATING EXPENSES

Managmement fees                         42,500
Advertising and promotion                61,034
Depreciation and amortization            50,503
General and Administrative              426,433

Total Operating Expenses                580,470

OPERATING LOSS                         (580,470)


OTHER INCOME (EXPENSE)
Gain in sale of asset                     5,109
Loss on equity investment              (250,000)
Interest Expense                            --
Interest income                             100

Total Other (Expense)                   (244,791)
Net Loss                              $ (825,261)


Basic loss per share                  $      (0.07)
Weighted Average Number
of Shares Outstanding                  12,000,000




                                E-VEGAS.COM, INC.
            Consolidated Statements of Stockholders Equity (Deficit)



                                                                      Additional
                                              Common Stock              Paid-in
                                          Shares         Amount     Capital
Balance, December 31, 1997                  12,000,000   $   12,000   $   98,020
Net loss for the year ended
 December 31, 1998                                --           --           --
Balance, December 31, 1998                  12,000,000       12,000       98,020
March 5, 1999, common stock
 issued for proprietary rights and
 software recorded at $0.10 per
 share                                       2,000,000        2,000      198,000
March 5, 1999, common stock
 issued for cash at $0.10 per share          1,500,000        1,500      148,500
April 3, 1999, common stock
 issued for cash at $0.25 per share            600,000          600      149,400
May 3, 1999, common stock
 issued for cash at $0.70 per share          1,000,000        1,000      699,000
June 30, 1999, common stock
 issued for cash at $0.25 per share            680,000          680      169,320
June 30, 1999, common stock
 issued for investment at $0.25 per share    1,000,000        1,000      249,000
Balance Forward                             18,780,000   $   18,780   $1,711,240


                                                     Accumulated
                                                       Deficit

Balance, December 31, 1997                             $  (79,925)

Net loss for the year ended
 December 31, 1998                                         (8,388)

Balance, December 31, 1998                                (88,313)

March 5, 1999, common stock
 issued for proprietary rights and
 software recorded at $0.10 per
 share                                                       --

March 5, 1999, common stock
 issued for cash at $0.10 per share                          --

April 3, 1999, common stock
 issued for cash at $0.25 per share                          --

May 3, 1999, common stock
 issued for cash at $0.70 per share                          --

June 30, 1999, common stock
 issued for cash at $0.25 per share                          --

June 30, 1999, common stock
 issued for investment at $0.25 per share                    --

Balance Forward                                          $  (88,313)





                                E-VEGAS.COM, INC.
      Consolidated Statements of Stockholders Equity (Deficit) (Continued)



                                               Common Stock
                                                  Shares          Amount
Balance Forward                                18,780,000   $    18,780

July 14, 1999 - common stock issued for
 cash at $0.25 per share                          392,000           392

August 5, 1999 - common stock issued for
 cash at $0.25 per share                           60,000            60

August 30, 1999 - common stock issued
 for cash at $0.25 per share                      600,000           600

September 10, 1999 -  common stock
 issued for cash at $0.25 per share               240,000           240

September 13, 1999 - common stock
 issued for cash at $0.25 per share               600,000           600

September 14, 1999 - common stock
 issued for cash at $0.25 per share               320,000           320

September 21, 1999 - common stock
 issued for cash at $0.25 per share               400,000           400

October 13, 1999 - common stock issued
 for cash at $0.25 per share                    1,000,000         1,000

October 15, 1999 - common stock issued
 for consulting at $0.25 per share              1,000,000         1,000

October 15, 1999 - common stock issued
 for consulting services at $0.25 per share        22,150            22

November 11, 1999 - common stock
 issued for consulting services at $0.25
 per share                                        266,667           267

Net loss for the year ended
 December 31, 1999                                   --            --

Balance, December 31, 1999                     23,680,817   $    23,681




                                                    Additional
                                                    Paid in        Accumulated
                                                     Capital        Deficit

Balance Forward                                  $ 1,711,240   $   (88,313)

July 14, 1999 - common stock issued for
 cash at $0.25 per share                              97,608          --

August 5, 1999 - common stock issued for
 cash at $0.25 per share                              14,940          --

August 30, 1999 - common stock issued
 for cash at $0.25 per share                          149,400         --

September 10, 1999 -  common stock
 issued for cash at $0.25 per share                   59,760          --

September 13, 1999 - common stock
 issued for cash at $0.25 per share                  149,400          --

September 14, 1999 - common stock
 issued for cash at $0.25 per share                   79,680          --

September 21, 1999 - common stock
 issued for cash at $0.25 per share                   99,600          --

October 13, 1999 - common stock issued
 for cash at $0.25 per share                         253,000          --

October 15, 1999 - common stock issued
 for consulting at $0.25 per share                   249,000          --

October 15, 1999 - common stock issued
 for consulting services at $0.25 per share            5,515          --

November 11, 1999 - common stock
 issued for consulting services at $0.25
 per share                                             66,399          --

Net loss for the year ended
 December 31, 1999                                        --      (2,665,400)

Balance, December 31, 1999                     1   $ 2,935,542    $(2,753,713)




                                E-VEGAS.COM, INC.
      Consolidated Statements of Stockholders Equity (Deficit) (Continued)




                                              Common Stock
                                                 Shares           Amount

Balance, December 31, 1999                      23,680,817   $    23,681

March 31, 2000 - common stock
 issued for cash at $0.50 per share
 (unaudited)                                       240,000           240

March 31, 2000 - common stock issued
 for services at $0.50 per share (unaudited)       500,000           500

April 1, 2000 - common stock
 issued for services at $0.50 per share
 (unaudited)                                     1,000,000         1,000

May 16, 2000 - common stock
issued for cash at $0.50 per share
 (unaudited)                                       120,000           120

Net loss for the six months
 ended June 30, 2000 (unaudited)                      --            --
Balance, June 30, 2000 (unaudited)              25,540,817   $    25,541


                                                Additional
                                                Paid in         Accumulated
                                                Capital         Deficit

Balance, December 31, 1999                     $ 2,935,542     $(2,753,713)

March 31, 2000 - common stock
 issued for cash at $0.50 per share
 (unaudited)                                       119,760          --

March 31, 2000 - common stock issued
 for services at $0.50 per share (unaudited)       249,500          --

April 1, 2000 - common stock
 issued for services at $0.50 per share
 (unaudited)                                       499,000          --

May 16, 2000 - common stock
issued for cash at $0.50 per share
 (unaudited)                                       59,880          --

Net loss for the six months
 ended June 30, 2000 (unaudited)                     --         (1,692,588)

Balance, June 30, 2000 (unaudited)                 $ 3,863,682   $(4,446,301)



                                E-VEGAS.COM, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                 For the
                                                             Six Months Ended
                                                               June 30,
                                                           2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                       $    (1,692,588) $  (898,502)
   Adjustments to reconcile net loss to net
    cash used  by operating activities:
     Depreciation and amortization                      28,145         50,503
     Loss on equity investment                         473,467        250,000
     Gain on sale of asset                                --            5,109
     Common stock issued for services                  750,000           --
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts
        receivable related party                          --          (67,424)
     (Increase) decrease in deposits                      --          (34,857)
     Increase (decrease) in accounts payable
       and accrued expenses                              1,623          9,958
     Increase (decrease) in related party
       payables                                        300,070           --
     Increase (decrease) in gaming loss reserve        (14,699)          --

       Net Cash (Used) by Operating Activities        (153,982)      (685,213)

CASH FLOWS FROM INVESTING ACTIVITIES

   Investments purchased                                  --          (30,000)
   Purchase of equipment                               (21,090)      (463,147)

       Net Cash (Used) by Investing Activities         (21,090)      (493,147)

CASH FLOWS FROM FINANCING ACTIVITIES

   Payments on notes payable                            (4,136)          --
   Proceeds from notes payable                            --           90,085
   Proceeds from common stock                          180,000      1,170,000

       Net Cash Provided by Financing Activities       175,864      1,260,085

INCREASE IN CASH AND CASH
 EQUIVALENTS                                               792         81,725

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                     1,378            293

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $     2,170    $    82,018






                                                            For the
                                                       Three Months Ended
                                                            June 30,
                                                         2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                        $    (1,156,048) $(825,261)
   Adjustments to reconcile net loss to net
    cash used  by operating activities:
     Depreciation and amortization                          16,972     50,503
     Loss on equity investment                             331,590    223,646
     Gain on sale of asset                                  --          5,109
     Common stock issued for services                      500,000         --
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts
        receivable related party                            --         (67,424)
     (Increase) decrease in deposits                        --         (34,593)
     Increase (decrease) in accounts payable
       and accrued expenses                                 5,038       14,898
     Increase (decrease) in related party
       payables                                            141,644        --
     Increase (decrease) in gaming loss reserve             (11)          --

       Net Cash (Used) by Operating Activities            (160,815)    (633,122)

CASH FLOWS FROM INVESTING ACTIVITIES

   Investments purchased                                     --         (30,000)
   Purchase of equipment                                     --        (269,601)

       Net Cash (Used) by Investing Activities               --        (299,601)

CASH FLOWS FROM FINANCING ACTIVITIES

   Payments on notes payable                             (1,700)       (28,067)
   Proceeds from notes payable                               --           --
   Proceeds from common stock                            60,000        870,000

       Net Cash Provided by Financing Activities         58,300        841,933

INCREASE IN CASH AND CASH
 EQUIVALENTS                                           (102,515)       (90,790)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    104,685         172,808

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                      $     2,170    $    82,018



                                E-VEGAS.COM, INC.
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                       For the                   For the
                                    Six Months Ended        Three Months Ended
                                       June 30,                  June 30,
                                 2000          1999        2000           1999

CASH PAID FOR:

   Interest                   $   --        $   --       $   --        $   --
   Income taxes               $   --        $   --       $   --        $   --

NON-CASH INVESTING AND FINANCING ACTIVITIES

   Common stock issued
    for investments,
    software and
    licenses                  $   --       $250,000     $   --          $250,000
   Common stock issued
   for services               $750,000     $   --       $500,000        $   --


                                E-VEGAS.COM, INC.
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Companys December 31, 1999 audited consolidated financial statements. The results of operations for periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      MATERIAL EVENTS

     On May 15, 2000, the Company entered into a Recission Agreement with Presidents Telecom, Inc. (Presidents) whereby the Company reacquired 100% ownership in Global E-Com, S.A. (Global), a Costa Rican telecommunications company. Originally in October 1999, the Company sold Global to Presidents for 10,000,000 shares of Presidents outstanding common stock valued at $569,587. The investment in Presidents was originally recorded by the Company under the equity method. On May 15, 2000, a Recission Agreement was signed whereby the Company returned the 10,000,000 shares of Presidents in return for the wholly-owned subsidiary, Global. A loss on equity investment of $473,467 was recorded during the six months ended June 30, 2000 as a result of the Recission Agreement.

NOTE 3 -      GOING CONCERN

     The  Companys   consolidated   financial  statements  are  prepared  using
generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs. In the interim, the Company intends to raise additional capital through private placements of its common stock.



     Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

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

     On June 21, 1999, the Company changed its corporate name to E-Vegas.COM, Inc.

     In the year ending December 31, 1999 the Company issued 11,680,817 shares of common stock for cash and services.

     In the first six months of 2000 the Company issued 360,000 shares of common stock at $.50 per share for cash. The Company issued 1,500,000 shares of common stock for services at $.50 per chare,

     Of the above amount, the Company issued 1,120,000 shares of common stock at $.50 per share for a total of $60,000 in cash and $500,000 in services for the second quarter.

Results of Operations the First Six Months of 2000

     The Company had revenues of $399,830 for the six months ending June 30, 2000 with operating expenses of $ 1,256,615. There were no revenues as of June 30, 1999 and operating expenses of $653,711 for the first six months of 1999. This represents a 192% increase in operating expenses for the first six months of 2000 over the first six months of 1999.

     The Company has continued to offer sports book wagering services. However, it is finalizing the beta testing, name branding, and marketing of its new turn key casino software. For the first six months of 2000 the Company recognized $399,830 in gaming revenue. The Company has total operating expenses of $11,256,615 respectively primarily for general and administrative expenses. The Company had total other expenses of $478,204 primarily relating to a loss on investment and interest expense. Management expects expenses to increase significantly once the Company begins marketing its product.
Net Operating Loss

     The Company has accumulated approximately 4,446,301 of net operating loss carryforwards as of June 30, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation if sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire in the year 2015. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards, which can be used.

Inflation

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to, the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Companys periodic report filings with the Securities and Exchange Commission.

                                     Part II

Item 1.           Legal Proceedings

     On Christen Brule vs. E-Vegas.COM, Inc., case # 0995358, failure to deliver a warrant. Counsel assures management that the case is without merit.




Item 2.           Changes in Securities

     During the second quarter, the Company issued 1,000,000 shares of restricted common stock to one Company for services at the price of $.50 per share. Pursuant to Regulation D Rule 505, the Company sold to seven people 120,000 shares of restricted common stock for $60,000. The proceeds were used of general and administrative expenses of the Company.

     This sale of securities was made pursuant to the exemption from registration under the Securities Act of 1933, as amended (the Act) provided by section 4(2) and 4(6) of the Act. Certificates representing these shares must bear appropriate restrictive legends preventing their transfer except in accordance with the Act and the regulations promulgated thereunder.

Item 3.           Defaults Upon Senior Securities

         This item is not applicable to the Company.

Item 4.           Submission of Matters to be a Vote of Security Holders

         This item is not applicable to the Company.

Item 5.           Other Information

         This item is not applicable to the Company.

Item 6.           Exhibits and Reports on 8-K

a.       Exhibit 27 Financial Data Schedule
b.       Reports on Form 8-K*  Filed May 29, 2000






















                                                              SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              E-VEGAS.COM, INC.


Dated: August 14, 2000

                                                      By:/S/ Antal Markus
                                                         Antal Markus
                                                         President, Director