Form 10-Q
period 2000-09-30
1ST GENX COM INC
filed 2000-11-20
CIK 1096759

6

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter report ended September 30, 2000
                                       or

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from to ___________

                        Commission File number 000-28581

                               1st GENX.COM, INC.
   (Exact name of small business issuer as registrant as specified in charter)

         Nevada                                          94-3342064
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                    101-565 Bernard Ave. Kelowna, B.C. V1Y8R4
                     (Address of principal executive office)

         Registrants telephone no., including area code (250) 860-9551


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

      Class                              Outstanding as of  September 30, 2000
Common Stock, $0.001                            28,034,137







                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                 Page

Item 1.           Consolidated Financial Statements                       3

Item 2.           Managements Discussion and Analysis and
                  Result of Operations                                   4-5

                  Consolidated Balance Sheets  December 31, 1999
                  And September 30, 2000                                 6-8

                  Consolidated Statements of Operations   nine months
                  Ended September 30, 2000 and December 31, 1999           9

                  Consolidated Statement of Stockholders Equity         10-12

                  Consolidated Statements of Cash Flows nine and three months
                  Ended September 30, 2000 and  1999                    13-14

                  Notes to Consolidated Financial Statements               15




                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                        16

Item 2.           Changes in Security                                      16

Item 3.           Defaults Upon Senior Securities                          16

Item 4.           Submission of Matter to a Vote of                        16
                  Securities Holders

Item 5.           Other Information                                        16

Item 6.           Exhibits and Reports of Form 8-K                         17

                  Signatures                                              S-1










                          PART 1 FINANCIAL INFORMATION

                           Item 1. Financial Statement


     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     The unaudited balance sheet of the Company as of September 30, 2000, and the related audited balance sheet of the Company as of December 31, 1999, the unaudited statement of operations and cash flows for the three months ended
September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999 and the audited statements of stockholders equity for the period from January 1, 1998 through December 31, 1999 and the unaudited stockholders equity for the period January 1, 2000 through September 30, 2000 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.























     ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Going Concern and Ability of the Company to Continue

     The Company has a net operating loss carry forward of $4,797,402 since inception through September 30, 2000.

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

Liquidity and Capital Resources

     As of September 30, 2000 the Company has $31,123 in total current assets and equity of $(688,179) with which to pay its obligations. The Company is involved in a best efforts financing in order to increase the Companys liquidity and capital resources.

Results of Operations

For the three months ending September 30, 2000 the Company had a net loss of $(326,791). The loss includes $22,500 in depreciation and amortization.

     For the nine month period  ending  September 30, 2000 the Company had a net
loss  of   $(1,733,010).   The  loss  includes   $67,564  in  depreciation   and
amortization.

     The Company had revenues of $ 0 for the three months ended September 30, 2000 compared to $475,386 for the same period last year. The Company had revenues of $457,590 for the nine moths ended September 30, 2000 compared with $1,341,663 for the same period last year.

Subsequent Events

     The Company amended the Articles of Incorporation changing the Corporate name from E-Vegas.COM, Inc., to 1st GENX.COM, Inc.



Sale of Common Capital Stock

     During the third quarter of 2000, the Company issued 1,850,000 shares of common stock at $.25 per share for services. Also in the third quarter of 2000, the Company issued 283,320 shares of common stock for cash at $.15 per share for a net proceeds to the Company in the amount of $42,500; therefore, as of September 30, 2000 there are 28,034,137 shares of common stock outstanding.




                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.com, Inc.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2000 and December 31, 1999




                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.com, Inc.)
                           Consolidated Balance Sheets


                                     ASSETS

                                                 September 30,      December 31,
                                                      2000             1999
                                                   (Unaudited)       (Restated)
CURRENT ASSETS

   Cash                                              $  31,123        $   9,562
   Accounts receivable                                       -            4,894

     Total Current Assets                               31,123           14,456

FIXED ASSETS

   Satellite                                           131,035          130,123
   Computer equipment                                   73,673           73,673
   Software                                            141,861           81,861
   Telecommunications equipment                        129,706          128,543
   Vehicle                                              13,500           13,500
   Office furniture and equipment                       29,190           20,349
   Accumulated depreciation                           (111,181)         (43,617)

     Total Fixed Assets                                407,784          404,432

OTHER ASSETS

   Notes receivable                                          -                -
   Nots receivable - related party                           -                -
   Investments, net                                     30,000           30,000
   Deposits                                            151,231          147,830

     Total Other Assets                                181,231          177,830

     TOTAL ASSETS                                    $ 620,138        $ 596,718


                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.com, Inc.)
                    Consolidated Balance Sheets (Continued)


                  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

                                                   September 30,    December 31,
                                                       2000             1999
                                                    (Unaudited)      (Restated)
CURRENT LIABILITIES

   Accounts payable                                  $    76,667    $     8,220
   Due to related parties                                294,201        266,573
   Note payable - VOIP                                   487,729        130,920
   Current portion of notes payable                      230,954         62,691
   Accrued expenses                                       10,341         10,359
   Gaming loss reserve                                   198,949        213,648

     Total Current Liabilities                         1,298,841        692,411

LONG-TERM LIABILITIES

   Note payable                                            9,476          9,476

     Total Long-Term Liabilities                           9,476          9,476

     Total Liabilities                                 1,308,317        701,887

STOCKHOLDERS EQUITY (DEFICIT)

   Common stock; $0.001 par value, 50,000,000 shares
    authorized, 28,034,137 and 23,680,817 shares
    issued and outstanding, respectively                  28,034         23,681
   Additional paid-in capital                          4,081,189      2,935,542
   Accumulated deficit                                (4,797,402)    (3,064,392)


    Total Stockholders Equity (Deficit)                (688,179)      (105,169)

     TOTAL LIABILITIES AND STOCKHOLDERS
       EQUITY (DEFICIT)                              $   620,138    $   596,718



                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.com, Inc.)
                     Consolidated Statements of Operations
                                  (Unaudited)
                                                           For the
                                                        Nine Months Ended
                                                         September 30,
                                                   2000            1999

REVENUES

   Gaming revenues                           $        385,469  $     1,341,663
   Other revenue                                       72,121           -

     Total Revenues                                   457,590        1,341,663

GAMING PAYOUTS                                        357,599        1,426,160

GROSS MARGIN                                           99,991          (84,497)

OPERATING EXPENSES

   Management fees                                     62,500           -
   Advertising and promotion                           22,075           -
   Depreciation and amortization                       67,564           80,618
   General and administrative                       1,676,135        1,073,380

     Total Operating Expenses                       1,828,274        1,153,998

OPERATING LOSS                                     (1,728,283)      (1,238,495)

OTHER INCOME (EXPENSE)

   Gain on sale of asset                               -                 5,109
   (Loss) gain on equity investment                    -              (296,042)
   Interest expense                                    (4,746)          -
   Interest income                                         19              197

   Total Other (Expense)                               (4,727)        (290,736)
NET LOSS                                     $     (1,733,010) $    (1,529,231)
BASIC LOSS PER SHARE                         $          (0.07) $         (0.09)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                             23,730,817       16,502,080



















                                                For the
                                              Three Months Ended
                                                September 30
                                                2000       1999

REVENUES

   Gaming revenues                      $        -    $    447,221
   Other revenue                                 -               -

     Total Revenues                              -         447,221

GAMING PAYOUTS                                   -         475,386

GROSS MARGIN                                     -         (28,165)

OPERATING EXPENSES

   Management fees                               -               -
   Advertising and promotion                 1,630               -
   Depreciation and amortization            22,500          26,877
   General and administrative              302,651         357,788

     Total Operating Expenses             (326,781)        384,665

OPERATING LOSS                            (326,781)       (412,830)

OTHER INCOME (EXPENSE)

   Gain on sale of asset                         -           5,109
   (Loss) gain on equity investment              -        (249,910)
   Interest expense                              -               -
   Interest income                              10              10

   Total Other (Expense)                        10        (244,791)
NET LOSS                            $     (326,791) $     (657,621)

BASIC LOSS PER SHARE                $        (0.01) $      (0.05)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                  23,680,817       12,000,000


                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.com, Inc.)
            Consolidated Statements of Stockholders Equity (Deficit)
                                                      Additional
                               Common Stock            Paid-in   Accumulated
                            Shares        Amount       Capital    Deficit

Balance, December
31, 1998                  12,000,000   $   12,000   $   98,020   $  (88,313)

March 5, 1999, common stock
 issued for proprietary rights and
 software recorded at $0.10 per
 share                    2,000,000        2,000      198,000            -

March 5, 1999, common stock
 issued for cash at $0.10 per
share                     1,500,000        1,500      148,500            -

April 3, 1999, common stock
 issued for cash at $0.25 per
share                       600,000          600      149,400            -

May 3, 1999, common stock
 issued for cash at $0.70 per
share                     1,000,000        1,000      699,000            -

June 30, 1999, common stock
 issued for cash at $0.25 per
share                      680,000          680      169,320            -

June 30, 1999, common stock
 issued for investment at $0.25 per
 share                   1,000,000        1,000      249,000            -

Balance Forward         18,780,000   $   18,780   $1,711,240   $  (88,313)




                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.com, Inc.)
      Consolidated Statements of Stockholders Equity (Deficit) (Continued)

                                                   Additional
                            Common Stock             Paid In      Accumulated
                        Shares        Amount        Capital          Deficit

Balance Forward       18,780,000   $    18,780   $ 1,711,240   $   (88,313)

July 14, 1999 - common stock issued for
 cash at $0.25 per
share                    392,000           392        97,608             -

August 5, 1999 - common stock issued for
 cash at $0.25 per
share                     60,000            60        14,940             -

August 30, 1999 - common stock issued
 for cash at $0.25 per
share                    600,000           600       149,400             -

September 10, 1999 -  common stock
 issued for cash at $0.25 per
share                    240,000           240        59,760             -

September 13, 1999 - common stock
 issued for cash at $0.25 per
share                    600,000           600       149,400             -

September 14, 1999 - common stock
 issued for cash at $0.25 per
share                   320,000           320        79,680             -

September 21, 1999 - common stock
 issued for cash at $0.25 per
share                   400,000           400        99,600             -

October 13, 1999 - common stock issued
 for cash at $0.25 per
share                 1,000,000         1,000       253,000             -

October 15, 1999 - common stock issued
 for consulting at $0.25 per
share                1,000,000         1,000       249,000             -

October 15, 1999 - common stock issued
 for consulting services at $0.25 per
share                  22,150            22         5,515             -

November 11, 1999 - common stock
 issued for consulting services at $0.25
 per share             266,667           267        66,399             -

Net loss for the year ended
 December 31, 1999         -             -             -        (2,976,079)

Balance, December 31,
1999                  23,680,817   $    23,681   $ 2,935,542   $(3,064,392)



                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.com, Inc.)
     Consolidated Statements of Stockholders Equity (Deficit) (Continued)

                                                        Additional
                               Common Stock             Paid In     Accumulated
                              Stock          Shares     Capital        Deficit
Balance, December 31,
1999                      23,680,817   $    23,681   $ 2,935,542   $(3,064,392)

March 31, 2000 - common stock
 issued for cash at $0.25 per share
 (unaudited)                 480,000           480       119,520          -

March 31, 2000 - common stock issued
 for services at $0.25 per share
(unaudited)                 500,000           500       124,500           -

April 1, 2000 - common stock
 issued for services at $0.25 per share
 (unaudited)              1,000,000         1,000       249,000           -

May 16, 2000 - common stock
issued for cash at $0.25 per share
 (unaudited)                240,000           240        59,760           -

July 1, 2000 - common stock issued for
 services at $0.25 per share
(unaudited)                1,100,000         1,100       273,900          -

July 27, 2000 - common stock issued for
 services at $0.25 per share
(unaudited)                  750,000           750       186,750          -

September 30, 2000, common stock
 issued for cash at $0.15 per share
 (unaudited)                 283,320           283        42,217          -

Additional capital contributed
(unaudited)                        -             -        90,000           -

Net loss for the nine months
 ended September 30, 2000
(unaudited)                        -             -             -    (1,733,010)

Balance, September 30, 2000
(unaudited)               28,034,137   $    28,034   $ 4,081,189   $(4,797,402)


                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.com, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                         For the
                                                      Nine Months Ended
                                                       September 30,
                                                       2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                     $    (1,733,010) $   (1,529,231)
   Adjustments to reconcile net loss to net cash used  by
    operating activities:
     Depreciation and amortization                        67,564         80,618
     Loss on equity investment                                 -        296,042
     Gain on sale of asset                                     -          5,109
     Common stock issued for services                    837,500              -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable            4,894       (231,338)
     (Increase) decrease in deposits                      (3,401)      (119,995)
     Increase (decrease) in accounts payable and accrued
      expenses and bank overdraft                        68,429        290,493
     Increase (decrease) in related party
       payables                                          448,573              -
     Increase (decrease) in gaming loss reserve          (14,699)             -

       Net Cash (Used) by Operating Activities          (324,150)    (1,208,302)

CASH FLOWS FROM INVESTING ACTIVITIES

   Investments purchased                                       -       (224,188)
   Purchase of equipment                                 (70,916)      (565,772)

       Net Cash (Used) by Investing Activities           (70,916)      (789,960)

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from shareholders loan                             -          5,085
   Proceeds from loan payable                                  -        113,178
   Payments on notes payable                              (4,136)             -
   Proceeds from notes payable                           168,263        100,000
   Proceeds from common stock                            252,500      1,823,000

       Net Cash Provided by Financing Activities         416,627      2,041,263

INCREASE IN CASH AND CASH EQUIVALENTS                     21,561         43,001

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           9,562            293

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    31,123    $    43,294




                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.com, Inc.)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)



                                                            For the
                                                        Nine Months Ended
                                                           September 30,
                                                     2000             1999
CASH PAID FOR:

   Interest                                         $   -       $          -
   Income taxes                                     $   -       $          -


NON-CASH INVESTING AND FINANCING ACTIVITIES

   Common stock issued for investments,
    software and license                            $   -       $      450,000
   Common stock issued for services                 $  837,500  $          -


                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.com, Inc.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Companys December 31, 1999 audited consolidated financial statements. The results of operations for periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      MATERIAL EVENTS
     On May 15, 2000, the Company entered into a Recission Agreement with Presidents Telecom, Inc. (Presidents) whereby the Company reacquired 100% ownership in Global E-Com, S.A. (Global) The consolidated financial statements have been retroactively restated to show the transaction as if the sale did not occur in October 1999.

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











                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     A  statement  of claim has been  filed  against  the  Company by Prime Play
Systems, Inc., in the Superior Court of British Columbia, for damages of $76,500.00 plus general damages pursuant to the Court Order Interest Act, and costs of this action. The general damages interest pursuant to the Court Order Act and costs of this action are yet to be determined.

                         ITEM 2. CHANGES IN SECURITIES

     During the third quarter of 2000, the Company issued 1,850,000 shares of common stock at $.25 per share for services. Also in the third quarter of 2000, the Company issued 283,320 shares of common stock for cash at $.15 per share for a net proceeds to the Company in the amount of $42,500; therefore, as of September 30, 2000 there are 28,034,137 shares of common stock outstanding

                     ITEM 3. DEFAULTS UPON SENIOR SECURITES

     None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held July 20, 2000 the shareholders elected: Antal Markus, Allan Serwa, Larry J. Olson, Dean E. Fox, and Rafael de Noyo as directors to serve until the next Annual Meeting of Shareholders or until their successors are duly qualified.

     The   shareholders   also   approved  an   Amendment  to  the  Articles  of
Incorporaiton changing the name to : 1st GENX.COM, Inc.

                            ITEM 5. OTHER INFORMATION


     The Company changed its corporate name to 1st GENX.COM, Inc., on July 20, 2000 filed with the State of Nevada on July 31, 2000







                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       Exhibit 27 Financial Data Schedule
b.       1.1 Proof of Claim
b.       *Notice of Annual Meeting, Proxy Information & Proxy
c.       Amendment to the Articles of Incorporation
         No Form 8K filed this quarter

* DEF14A filed June 15, 2000




                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    1ST GENX.COM, INC.


Dated: November 15, 2000

                                                    By:/S/ Antal Markus
                                                           Antal Markus
                                                           President, Director