Form 10-K
1ST GENX COM INC
filed 2001-04-13
CIK 1096759

2


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 000-27715

                               1st GENX.COM, INC.
                 (Name of small business issuer in its charter)

                  Nevada                            86-0871081
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

             565 Bernard Ave, Suite 101, Kelowna, BC, Canada V1Y8R4
               (Address of principal executive offices) (Zip Code)

Issuers telephone no.:  (250) 860-9551

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common

     Check  whether  the issuer (1) filed all  reports  required  to be filed in
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the issuers revenues for its most recent fiscal year. $ 57,441.00

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $397,230.00 (based on price of $0.03 per share as of January 3, 2001 . State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date.

                  Class                 Outstanding as of December 31, 2000
         Common Stock, $.001 Par Value        27,960,817


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
Transitional Small Business Disclosure Format.       Yes [x]        No [  ]


                               1st GENX.COM, INC.
                                TABLE OF CONTENTS
                                   PART I Page
Item 1.          Description of Business                            3-9
Item 2.          Description of Property                              9
Item 3.          Legal Proceedings                                    9
Item 4.          Submission of Matter to a Vote of Security Holders   9
                                     PART II
Item 5.          Market for Common Equity and Related Stockholder
                     Matters                                       9-11

Item 6.          Managements Discussion and Analysis or Plan of
                     Operation                                    12-14

Item 7.          Financial Statements                                15

Item 8.          Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure .          15

                                    PART III

Item 9.          Directors, Executive Officers, Promoters and Control persons;
                     Compliance with Section 16(a) of the Exchange Act 15-16

Item 10.         Executive Compensation                              17

Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management                                      17

Item 12.        Certain Relationships and Related Transactions       18

Item 13.        Exhibits and Reports on Form 8-K                     19


SIGNATURES                                                          S-1





                                     PART I

Item 1.     Description of Business

Business Development
     1st GENX.COM, Inc., (the Company) was originally incorporated under the laws of the State of Nevada on February 10, 1997 as Clear Water Mining, Inc. On May 31, 1997 Clear Water completed the sale of 12,000,000 shares of common stock, par value $.001 for $120,000 pursuant to Regulation D, Rule 504 of the Securities Act of 1934. With the proceeds of said offering the Company acquired interests in mining operations located in Mexico.

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

     On May 15, 1999 the Company entered into a recission agreement and regained control of Global E-Com, S.A. Costa Rican telecommunications corporation.

     In May of 1999 the Company completed the sale of 1,000,000 shares of common stock for $700,000. The majority of the proceeds were used for the purchase of equipment and marketing.

     On June 21, 1999, the Company changed its corporate name to E-Vegas.COM, Inc.

     On March 31, 2000, the Company completed a private placement of 480,000 shares of common stock at $.25 per share for a total of $120,000.

     On May 16, 2000 the Company completed a private placement for 240,000 shares of common stock at $.25 per shares for a total of $60,000. These proceeds were available for day to day operations while the Company implemented their business model.

     On July 20, 2000 at the Annual Meeting of Shareholders the shareholders ratified by proxy vote to change the name of the Company to 1st GENX.COM, Inc.

     On December 31, 2000 the Company completed a private placement of 210,000 shares of common stock at $.25 per share for a total of $52,500. These proceeds were used for day to day business operations while the company finished implementing their business plan.

     As of December 31, 2001 the Company had 27,690,817 shares of common stock outstanding.

         The Company owns three subsidiaries:

     1. 21st  Century  Software  Solutions,  Inc.,  a Nevada  corporation.  This
Company holds various software licenses for the on line gaming that is used by the Company. (currently inactive)

     2.  Siglo   Vientiuno   Solociones   Informaticans,   SA.,  a  Costa  Rican
corporation. It is a Costa Rican management corporation. (currently inactive)

     3. Global E-COM, SA., a Costa Rican corporation formed April 15, 1999 and sold October 15, 1999. (currently inactive)

Product

     The Company has developed a user friendly leading edge Internet Gaming Software brand named Stealth 001. The software consists of pure a Java operating system shell running within Netscape and Internet Explorer browsers. The infrastructure software is built to load nearly instantly, using the advanced design patterns and streaming technology to push applications and rich user interfaces, delivering modules as needed transparently to the user. Using this infrastructure software, feature rich Internet applications can be delivered as quickly and as easily as Web pages, with no wait, no plug-ins, and no discernable download. Applications run on demand from the Web as if they were installed locally.

     These gaming modules consist of pure Java casino gaming, sports and stock wagering applications each of which can be run independently and simultaneously. Each features options, tabs and drop down menus.

         Casino Gaming
         Blackjack
         Video Poker
         Slot Machine
         Baccarat (in development)
         Roulette (in development)

     Sports and Race Book A fully automated online sportsbook with realtime streaming online scores, weather, injury reports, lines, and game updates. Parlays, teasers and tie-ins to online play-by-play applets and game broadcasts are in development. At present players can make side, over and under bets on major league and college sporting events outcomes. A full featured race book is in development.

     Stock Wagering Book The stock betting module allows players to place bets on the movement, volume, price and performance of both individual stock and financial indices like the Dow30 and the S&P500. The stock wagering book incorporates live market feeds for tick-by-tick stock information, a charting module, a Level II style stock table, quote tables, market news, and analysts reports. The stock book allows the online gaming community to participate in the equities markets in a familiar gaming-like environment. The addition of the stock and index-wagering component essentially allows players to play the market without paying commissions or incurring size related slippage.

Market

     The Company has defined its market as outside of North America. The Company has chosen this operating strategy for three reasons: (1) The popularity of casino style games in Asia, Europe, and Latin America exceeds that of North America, (2) projected growth rates of Internet penetration in Europe and Asia clearly outpaced that of North America, (3) regulatory uncertainties in the U.S. regarding online casinos. Industry experts estimate online gaming will reach $6 to $8 billion U.S. dollars by the year 2001. In May of 1998, Frost and Sullivan of New York released a study, World Markets on Online Gambling, which estimated that by the year 2004 the market for online gambling will reach $7 billion U.S. dollars.

     World wide it is estimated that in excess of a trillion dollars is wagered annually on the various forms of gambling. The growth of the Internet has far exceeded the growth of any other communication medium in the 20th century. In just under four years the Internet has reached penetration rates that took the television 13 years to reach and the radio over 30 years.

     While the U.S. has been the dominant market for the Internet to date, statistics from Nua Ltd. indicate that approximately 25 percent of Internet users are from Europe and 15 percent are from the Asia Pacific.

     The software will target the numerous new and existing on-line gaming companies that are participating in the rapidly growing sector that is estimated by Bear Sterns, Investment Bankers, to grow to $12.5 billion by 2002.

     Estats, Inc., on online provider and assembler of the Internet research, believes that the major international growth areas will be in Europe, led by Germany, the UK, Sweden, France, Asia/Pacific Rim, especially Japan, Australia, Taiwan, and New Zealand. Western Europe, with 14 million people online, accounting for 18% of the worlds total, represents the next big growth opportunity of the net. Asia, led by Japan, is a booming market for online users, e-commerce and advertising dollars.

     Estats, Inc. estimates that Asia and the Pacific Rim region hold 8 million of the worlds net users, nearly 11% of the worlds total. According to Paul Budde Communications the online population in Asia, estimated at 5 to 10 million, comprises only 0.4% of the total population in that region.

     Due to the population of Asia versus its lack of online household penetration, the long-term potential for growth is astronomical.

     The Baker Report was quoted as saying, We believe our projections of Internet gambling revenues of US$100 to US$200 billion domestically and US$200 to US$400 billion in the rest of the world by 2005 is reasonable, even conservative.

         Internet Gambling Worldwide, Past and Future.

US$                                 1997      1998     1999      2000      2001

Adult Home Internet Users            46        81       121       145       159
(In Millions)
Percentage of Users                  15%       18%       21%       24%       27%
Conducting Online Transactions
Potential Internet Gamblers         0.9      14.5      25.4      34.8      43.0
(In Million)
Per Capta Expenditure            $  146    $154        $155    $  160    $  165
Potential Internet Gambling      $1,009    $2,182    $3,922    $5,555    $7,080
Revenue (In Millions)
Estimated Actual Internet        $    0              $651 $811 $1,520    $2,330
Gambling Revenue (In Millions)

         Source:  Deutsche Bank; Christiansen/Cummings Association.

     Although the information presented above is largely about Internet use/gaming and not about software it is important to recognize the increasing demand for Internet services. This affects 1st GENX.COM, Inc., due to the fact that the Stealth001 software interfaces directly with the Internet. Also, the clients that will be purchasing the Stealth 001 software on Internet gaming sites, so therefore the Internet market is a relevant fact.

Marketing

     The Company is in the processing of developing a detailed tactical marketing plan and player loyalty program. The Companys marketing plan will consist of the following:

     1. Online links. There are a number of online directories, which provide links to casinos and sports books or offer the best of the net. 1ST Genx. COM will seek to list with a number of these services to increase its online exposure. This exposure will bring potential clients to a web page that shares the operating software.

     2. Establishing a sales department with the exclusive responsibility of introducing the Stealth001 software to in-house leads and target marketing current online gaming sites.

     3. The Company will host the first international conference with the specific mandate via an open forum discussion to work towards adopting, resolving, and initiating and international Business Code of Standards.

Competition

     In a Special Report by the Washington Post on June 1, 1998, it was reported that there are at least 140 websites now offer some form of wagering over the Internet, with new sites evolving daily. Thus the critical task facing any online venture is the ability to offer some sort of differentiation and development.

     These gaming sites offer bingo, casino games and sports books. These companies use their own branded software. A sample of direct competitors to the Company is outlined below:

         Starnet World Gaming (SNMM-OTC BB)

     Offers players casino games, sports book, virtual bingo, lotteries and worldwide horseracing coverage. For safe wagering, Starnet employs the use of STAR-MX encryption. Starnets corporate office is in Vancouver, but operates validity in Antigua. In 1998, Starnet reported its casino group saw 6 million hits daily; the average spent per better visit was US$200. Starnets web address is www.worldgaming.net.

         CryptoLogic, Inc. (NASD:CRYP)

     A supplier to the Internet gaming and e-commerce industries. The companies proprietary technologies enable secure, high speed financial transactions over the Internet. The Company develops Internet software applications for both
e-commerce  and  Internet   gaming.   CryptoLogics   web  site  is  located  at
www.cryptologic.com.

         Chartwell Technologies, Inc. (CDNX: CWH)

     A developer of Java based games and entertainment content for the Internet.
The  Companys  Java  based  games  are  designed  for  gaming,   entertainment,
advertising and promotion. Chartwell Technologies, Inc., website is located at www.chartwelltechnology.com.

         NTN  (AMEX: NTN)

     Operates as IWN Homestretch and specializes in pari-mutual (horseracing). NTN is located in California. NTN does not currently accept any wagering. NTNs web site is located at www.iwnonline.com.

Research and Development

     The Company has completed beta testing of the Stealth001 software, which became fully functional in October of 2000.

Patents and Trademarks

     The  Company  has  no   trademarks  in  the  United  States  or  any  other
jurisdictions. The Company has an Internet domain name of 1st GENX.COM.

Employees

     Currently the Company has 3 full time employees in Kelowna, British Columbia, Canada. Management intends to hire additional employees only as needed and as funds are available. In such cases, compensation will be consistent with prevailing wages for the services rendered. It is not anticipated that the Company will have to increase payroll expenditures until such time as revenues exceed $750,000 per month. The Company does not anticipate in the immediate future to offer any employee a bonus profit sharing or deferred compensation plan nor are there any employment contracts with any director or employee. Management intends to hire additional qualified personnel as business conditions warrant. In addition to full time employees, the Company may use the services of certain outside consultants and advisors as needed on a contractual basis.

Facilities

     The Companys headquarters office is 2,400 square feet at 565 Bernard Avenue Suite 101, Kelowna, British Columbia, Canada. Monthly lease is $1,500 US per month. In addition, the Company maintains a resident agent at Corporate Capital Formation, 1905 So. Eastern Ave., Las Vegas, NV 89104. The Company believes that its current facilities are adequate for the immediate future.

Litigation

     On Christen Brule vs. E-Vegas.COM, Inc., case # 0995358, failure to deliver a warrant. Counsel assures management that the case is without merit. This case will be heard in the Provincal Court of British Columbia in July of 2002.


Industry Segments

     No information is presented on industry segments.

Item 2.     Description of Property

     The Companys headquarters office is 2,400 square feet at525 Kelowna Avenue, Suite 101, Kelowna, British Columbia, Canada V1Y8R4. Monthly lease is $1,500 US per month. In addition, the Company maintains a resident agent at Corporate Capital Formation, 1905 So. Eastern Ave., Las Vegas, NV 89104. The Company believes that its current facilities are adequate for the immediate future

Item 3.     Legal Proceedings

     On Christen Brule vs. E-Vegas.COM, Inc., case # 0995358, failure to deliver a warrant. Counsel assures management that the case is without merit. This case will be heard in the Provincal Court of British Columbia in July of 2002.


Item 4.    Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Companys Securities Holders during the fourth quarter of the Companys fiscal year ending December 31, 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholders Matters

     The Companys common stock is traded in the over the counter market and quotations are published on the OTC Bulletin Board under the symbol EVCM and in the National Quotation Bureau, Inc. Quotations in the Companys common stock set forth below do not constitute a reliable indication of the price that a holder of the common stock could expect to receive upon the sale of any particular quantity thereof

     The following table sets forth the range of high and low bid prices of the common stock for each calendar quarterly period since the first of 2000 as reported by the OTC Bulletin Board. The Companys common stock became eligible for trading on the OTC Bulletin Board during the first quarter of 1998. Prices reported represents prices between dealers, do not include retail markups, markdowns and commissions and do not necessarily represent actual transactions.


                           1999                      High              Low
                           First Quarter             $.50              $.35
                           Second Quarter            $.75              $.50
                           Third Quarter             $.50              $.25
                           Fourth Quarter            $.75              $.25

                           2000
                           First Quarter             $.80              $.60
                           Second Quarter            $.82              $.20
                           Third Quarter             $.37              $.10
                           Fourth Quarter            $.18              $.021

     As of December 31, 2000 the Company had issued and outstanding 27,960,817 shares of common stock and there were approximately 57 shareholders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

     The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuers securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company had no plans to register its securities in any particular state. Further, most likely the Companys shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act), commonly referred to as the penny stock rule, Section 15 (g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9 (d) (1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines penny stock to be an equity security that has a market price less that $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that an equity security is considered to be a penny stock unless that security is; registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) of the issuers net tangible assets; or exempted from the definition by the Commission. If the Companys shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, brokers-dealers must make a special suitability determination for the purchase of such securities and must have received the purchasers written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer must disclose the commissions payable to both the quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of brokers-dealers to trade and/or maintain a market in the Companys Common stock and may affect the ability of shareholders to sell their shares.

Recent Sales of Unregistered Securities

     On March 31, 2000, the Company issued 480,000 of common stock for cash at $.25 per chare for a total of $120,000. The shares were issued to 4 individuals under Section 4(2) of the 1933 Securities Act and bear a restrictive legend.

     On March 31, 2000 the Company issued 500,000 shares at $.25 for services. The total fair market value of the services received was $125,000. These shares were issued under 4(2) of the 1933 Securities Act and bear a restrictive legend.

     On April 1, 2000 the Company issued 1,000,000 shares of common stock at $.25 per share for services. The fair market value of the services received was $250,000. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

     On May 16, 2000 the Company issued 240,00 shares of common stock at $.25 per share for a total of $60,000 cash. These shares were issued to 3 individuals under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

     On July 1, 2000 the Company issued 1,100,000 shares of common stock at $.25 per share to 3 entities for services. The fair market value of the of the services received was $275,00. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

     On July 27, 2000 the Company issued 750,000 shares of common stock at $.25 for services. The fair market value of the services received was $187,500. These shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

     On December 31, 2000 the Company issued 210,000 shares of common stock at $.25 for cash to 3 individuals for a total of $42,500 cash and a stock subscription receivable for $10,000. These shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

Dividend Policy

     The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings to finance and expand its operations.


Item 6.     Managements Discussion and Analysis or Plan of  Operation

     The  following   information   should  be  read  in  conjunction  with  the
consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Plan of Operation

     The Company was engaged in the Internet gaming industry until early 2000. However, after careful reexamination the Companys management decided the Company should exit the Internet gaming industry and enter the Internet gaming software industry.

     The Companys current capital was provided by the sale of common stock and from shareholders who have loaned the Company $353,059 in the past year and a half. The Company has spent approximately $60,000 to develop its new Stealth001 software. The Company also had $1,594,908 in loss from discontinued operations for 2000. Of the $1,594,908 loss from discontinued operations, approximately $956,750 of the charges occurred in transactions where common stock was issued for services.

     Effective  in  2000  1st  Genx.Com,   Inc.  ceased  all  Internet  gambling
operations and began operations in Internet software development.

     In December of 2000 the Company closed its Global E-Com operating subsidiary. The subsidiary had been sold in late 1999, however; that deal was rescinded in early 2000. The Company incurred a charge of $71,355 for these discontinued operations in 2000.

     Management anticipates outside funding will be necessary to fully implement and market its Stealth001 software. Management will explore debt or equity transactions. There is no assurance that the Company will be able to secure future financing. However, the Company has been successful in the past.

     The Company does not anticipate any significant expenditures for plant or equipment. It will, however, have to continue to update its software.

     Existing staff will be sufficient for operations through 2001.

     It should be noted that the Companys auditors HJ Associates, LLC. have expressed in their financial statements and audit opinion letter that there is substantial doubt about the Companys ability to continue as a going concern.

Liquidity and Capital Resources

     The  Companys   financial   statements  present  a  severe  impairment  of
liquidity. The Company has $866 in current assets, compared to $651,064 in current liabilities. Management anticipates that outside funding will be necessary to implement and market its new Stelth001 software. Management will explore debt or equity transactions. There is no assurance that the Company will be able to secure future financing.

     Therefore, the Companys auditors consider the Company to be a going concern. This contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues to cover its operating costs in the Internet gaming industry and has changed their operating focus to software development to allow it to continue as a going concern. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through software development.

Net Operating Losses

     The Company has accumulated $(4,659,300) of net operating losses as of December 31, 1999, which may used to reduce taxes in future years through 2015. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

     In the event of certain changes in control of the Company, there will be a annual limitation on the amount of the net operating loss carryforwards which can be used. The potential tax benefit of the net operating loss carryforwards have been offset by a valuation allowance of the same amount.

Results of Operation

     For the year ended December 31, 2001 the Company has a net loss of $1,594,908 compared to $2,976,079 for 1999. The decrease in the net loss can be attributed to a $840,939 decreased in General and Administrative charges. This can largely be attributed to closing down the Global E-Com subsidiary and the Internet gaming operation. Management fees also decreased from $105,000 in 1999 to $62,500 in 2000. This is also due to the closing of Global E-Com subsidiary and the gaming operation, Advertising decreased $85,387 in 2000. This is due to the Internet gaming site not operating after the 1st quarter of 2000. Revenues were also down sharply from $3,413,736 to $162,044 this again is due to the discontinued operations. (See note 8 of the annexed financial statement)

Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting (SFAS), No. 133, Accounting for Derivative Instruments. SFAS No.
133  provides a  different  method for  accounting  for  derivative  instruments embedded in other contracts and hedging activities. Derivative instruments represent rights or obligations that meet the definition of assets or liabilities and should be reported in the financial statements. Fair value is the most relevant measure for financial statements and the only relevant measure for derivative instruments. Derivative instruments should be measured at fair value and adjustments to the Companys derivative of hedging items should reflect changes in their fair value that are attributable to the risk being hedged and that arise while the hedge is in effect. SFAS. No. 133 is effective for financial statements ending after June 15, 1999. SFAS No.
133 implementation did not have a material effect on the financial statements.

     The Financial  Accounting  Standards Board has also issued 44PB Opinion No.
25). APN No. 25 APB Opinion No. 25 APB Opinion No. 25, Accounting for Stock Issued to Employees, was issued in October 1972. Since its issuance, questions have been raised about its application and diversity in practice has developed. During its consideration of the accounting for stock-based compensation, which lead to the issuance of SFAS No. 123, Accounting for Stock Based Compensation, the Board decided not to address practice issues related to Opinion 25 because the Board had planned to supersede Opinion 25. However, Statement 123 permits entities to continue applying Opinion 25 to stock compensation involving employees. Consequently, questions remain about the application of Opinion 25 in a number of different circumstances.

     This Interpretation clarifies the application of Opinion 25 for only certain issues. It does not address any issued related to the application of the fair value method in Statement 123. The issues addressed herein were selected after receiving input from members of both the FASB Emerging Issues Task Force and the task force on stock compensation that assisted in the development of Statement 123. Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualified as a noncompensatory plan, (c ) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

     FIN44 is effective for financial statements issued for periods ending after July 1, 2000. The implementation of FIN 44 did not have a material affect on the financial statement.

Inflation

          In the opinion of management, inflation will not have a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual result may differ substantially from such forward-looking statements, Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to complete development of its primary products and its ability to successfully market its product if and when developed and other risks detailed in the Companys periodic report filings with the Securities and Exchange Commission.

Item 7.  Financial Statements

         See the financial statements annexed to this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The executive officers and directors of the Company are as follows:

                  Name                      Age               Position

                  Antal Markus               43         President/Director

                  Marilyn Markus             43         Secretary/Treasurer

                  Paul Holm                  63         Vice President/Director

                  Allen Schwabe              46         Director

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

     The directors will initially devote time to the Company affairs on an as needed basis.

     All of the working officers and employees are on a full time basis. There is one other full time employee.

     At present the Company does not have any employment agreements in place with any directors, executive officer or employee. The Company may enter into an agreement with certain qualified executive officers if deemed appropriate by the Board of Directors to be in the best interests of the Company. No agreement has been effected as of the date hereof.

     The business experience of each of the persons listed below during the past five years is as follows:

         Mr. Tony (Antal) Markus, President/CEO, Director
Mr. Markus is an expert in capital financing and merger/acquisitions. He acts as an investment banker for the Companys development as well as Corporate Finance. Currently he is the Chief Executive Officer of Mara Ventures, Inc. since December 13, 1996. Mr. Markus has been involved in 1st Genx.Com, Inc., since February 10, 1999. In the past 20 years Mr. Markus has successfully run merged public corporations on the Vancouver Stock Exchange and NASDAQ and capitalized all companies with over $100 million. Mr. Markus was the President of Fundamental Financial Corporation from 1995 to 1996. From 1993 to 1995 Mr. Markus was the President of Merlin Corporation.

         Marilyn Markus, Secretary
Mrs. Markus is the Corporate Secretary of the Company. She has served as the Corporate Secretary since July of 2000. Her services to 1st Genx. Com, Inc., include her extensive ability to perform accounting duties, keep corporate records in good standing as well as to act as Senior Officer of the Company.

         Paul Holm, Vice President/Director
Mr. Holm has been a director of 1st Genx.Com, Inc. since October 1, 2000. He owns and operates the Social Register in Las Vegas providing for charity events. From 1979 to present Mr. Holm produces special events for various country clubs and resorts.

         Allan Serwa, Director
Mr. Serwa has been a director of 1St Genx.Com, Inc. since October 1, 2000. From 1995 until present Mr. Serwa as served as the President of Interactive Engine. He designed kiok software and initial corporate development requirements for Interactive Engine based on experience with IBM.

Section 16(a) Beneficial Ownership Reporting Compliance

     Each of the Companys officers and directors are required to file a Form 3, Annual Statement of Changes in Beneficial Ownership on or before the 45th day after the end of the fiscal year. These reports have not been filed in a timely basis and have recently been filed.

Item 10.  Executive Compensation

     Mr. Markus and Mrs. Markus, the officers and directors receive $30,000 per year plus related business expenses.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best knowledge of the Company as of December 31, 2000 with respect to each director and officer and management as a group and any holder owning more than 5% of the outstanding common stock.

Name and                 Position         Title of  Amount of   Percentage(1)
 Address                                    Class     Shares
------------------------------------------------------------------------------
Tony Markus              President        Common     100,000        .05%
565 Bernard Ave
Kelowna, BC V1Y8R4

Marilyn Markus           Secretary        Common   1,100,000       4%
565 Bernard Ave.
Kelowna, BC V1Y8R4

Paul Holm                Director         Common    250,000        .05%
5824 Harcourt Drive
Coeurd Alena, IA 83815
--------------------------------------------------------------------

   Management as a Group                           1,450,000      5 %

  Others of record own 5% or more

First Nevisian Stock Broker Ltd.                   4,292,000      15%
Henville Building Prince Charles Street
Charlestown Nevis, West Indies

     (1)The above percentages are based on 27,960,817 shares of common stock outstanding as of December 31, 2000.

Item 12.  Certain Relationships and Related Transactions

     The Companys officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Companys minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity to presented and only in that event, any of the Companys officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.


                                     PART V

Item 13. Exhibits and Reports on From 8-K

(a)      Exhibits

     Articles of Incorporation, filed as reference to Exhibit in Form 10-SB

     By Laws, filed as reference to Exhibit in Form 10-SB


     Subsidiaries

     Articles of Incorporation filed as reference to Exhibit in Form 10-SB

27       Financial Data Schedule

                  .

(b)      Reports  on Form 8-K

     Dated November 15, 1999.

          Annual Meeting with Proxy  Information and Proxy filed as reference to
     Exhibit in DEF 14A.


                                                              SIGNATURES

          In  accordance  with  Section 13 or 15 (d) of the  Exchange  Act.  The
     Registrant   caused  this  report  to  be  signed  on  its  behalf  by  the undersigned, thereunto duly authorized.

                                                      1st GENX.COM, Inc.



                                                      By:/S/ Antal Markus
                                                             Antal Markus
                                                             President


Dated:  April  2, 2001

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date

/S/ Antal Markus           President, Director                  April 2, 2001
Antal Markus


/S/ Paul Holm               Vice President                      April 2, 2001
Paul Holm

/S/ marilyn Markus           Secretary                           April 2, 2001
Marilyn Markus












                                                                  S-1









                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.Com, Inc.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000









                                 C O N T E N T S


Independent Auditors Report............................................. 3

Consolidated Balance Sheet.............................................. 4

Consolidated Statements of Operations................................... 6

Consolidated Statements of Stockholders Equity (Deficit)............... 7

Consolidated Statements of Cash Flows................................... 10

Notes to the Consolidated Financial Statements.......................... 12






                           INDEPENDENT AUDITORS REPORT


To the Board of Directors
1st GenX.Com, Inc.
(Formerly E-Vegas.Com, Inc.)
Kelowna, Canada


We have audited the accompanying consolidated balance sheet of 1st GenX.Com, Inc. (formerly E-Vegas.Com, Inc.) as of December 31, 2000 and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of 1st GenX.Com, Inc. (formerly E-Vegas.Com, Inc.) as of December 31, 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has generated losses from operations for the years ended December 31, 2000 and 1999, and has current liabilities in excess of current assets of $650,258 at December 31, 2000 which together raise substantial doubt about its ability to continue as a going concern. Managements plans in regard to these matters are also described in
Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
April 10, 2001


The accompanying notes are an integral part of these consolidated financial statements. 11 1ST GENX.COM, INC. (Formerly E-Vegas.Com, Inc.) Consolidated Balance Sheet


                                     ASSETS
                                    December 31,
                                      2000

CURRENT ASSETS

Cash$                                  806

Total Current Assets                   806

FIXED ASSETS (Note 1)

Telecommunications equipment         2,496
Software                            60,000
Office furniture and equipment      17,699
Accumulated depreciation           (10,538)

Total Fixed Assets                  69,657

OTHER ASSETS

Investments, net (Note 3)           30,000

Total Other Assets                  30,000

TOTAL ASSETS                     $ 100,463




                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.Com, Inc.)
                     Consolidated Balance Sheet (Continued)


                  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
                                                    December 31,
                                                         2000

CURRENT LIABILITIES

Accounts payable                                       $   171,815
Notes payable - related party (Note 4)                     352,741
Current portion of notes payable (Note 6)                   58,554
Accrued expenses                                            67,954

Total Current Liabilities                                  651,064

LONG-TERM LIABILITIES

Note payable (Note 6)                                        9,476

Total Long-Term Liabilities                                  9,476

Total Liabilities                                          660,540

STOCKHOLDERS EQUITY (DEFICIT)

Common stock; $0.001 par value, 50,000,000 shares
authorized, 27,960,817 shares issued and outstanding        27,961
Additional paid-in capital                               4,081,262
Subscription receivable                                    (10,000)
Accumulated deficit                                      (4,659,300)

Total Stockholders Equity (Deficit)                      (560,077)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)    $   100,463




                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.Com, Inc.)
                      Consolidated Statements of Operations

                                                 For the
                                                Years Ended
                                                 December 31,
                                             2000             1999

REVENUES                           $           -   $           -

EXPENSES                                       -               -

LOSS FROM CONTINUING OPERATIONS

Global ECom, Inc.                        (71,355)       (332,552)
1st Genx.com, Inc.                    (1,523,553)     (2,643,527)

LOSS FROM DISCONTINUED OPERATIONS     (1,594,908)     (2,976,079)

NET LOSS                         $    (1,594,908) $   (2,976,079)

BASIC LOSS PER SHARE (Note 1)

Loss from continuing operations  $        (0.00)  $        (0.00)
Loss from discontinued operations         (0.06)           (0.14)

Basic Loss Per Share             $        (0.06)  $        (0.14)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                           26,206,609      21,429,994






                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.Com, Inc.)
            Consolidated Statements of Stockholders Equity (Deficit)

                                                                Additional
                                         Common Stock             Paid-in

                                    Shares           Amount       Capital

Balance, December 31, 1997           12,000,000   $   12,000   $   98,020

Net loss for the year ended
December 31, 1998                             -            -            -

Balance, December 31, 1998           12,000,000       12,000       98,020

March 5, 1999, common stock
issued for proprietary rights and
software recorded at $0.10 per
share                                 2,000,000        2,000      198,000

March 5, 1999, common stock
issued for cash at $0.10 per share    1,500,000        1,500      148,500

April 3, 1999, common stock
issued for cash at $0.25 per share      600,000          600      149,400

May 3, 1999, common stock
issued for cash at $0.70 per share    1,000,000        1,000      699,000

June 30, 1999, common stock
issued for cash at $0.25 per share      680,000          680      169,320

June 30, 1999, common stock
issued for investment at $0.25
per share                             1,000,000        1,000      249,000

Balance Forward                      18,780,000   $   18,780   $1,711,240







                                      Subscription  Accumulated
                                        Receivable   Deficit

Balance, December 31, 1997           $       -   $(79,925)

Net loss for the year ended
December 31, 1998                            -     (8,388)

Balance, December 31, 1998                   -    (88,313)

March 5, 1999, common stock
issued for proprietary rights and
software recorded at $0.10 per
share                                        -          -

March 5, 1999, common stock
issued for cash at $0.10 per share           -          -

April 3, 1999, common stock
issued for cash at $0.25 per share           -          -

May 3, 1999, common stock
issued for cash at $0.70 per share           -          -

June 30, 1999, common stock
issued for cash at $0.25 per share           -          -

June 30, 1999, common stock
issued for investment at $0.25
per share                                    -          -

Balance Forward                      $       -   $(88,313)









                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.Com, Inc.)
      Consolidated Statements of Stockholders Equity (Deficit) (Continued)

                                                Common Stock          Additional
                                                Shares      Amounts    Paid in
                                                                      Capital

Balance Forward                              18,780,000   $   18,780  $1,711,240

July 14, 1999 - common stock
issued for cash at $0.25 per share              392,000          392      97,608

August 5, 1999 - common stock
issued for cash at $0.25 per share               60,000           60      14,940

August 30, 1999 - common stock
issued for cash at $0.25 per share              600,000          600     149,400

September 10, 1999 - common stock
issued for cash at $0.25 per share              240,000          240      59,760

September 13, 1999 - common stock
issued for cash at $0.25 per share              600,000          600     149,400

September 14, 1999 - common stock
issued for cash at $0.25 per share              320,000          320      79,680

September 21, 1999 - common stock
issued for cash at $0.25 per share              400,000          400      99,600

October 13, 1999 - common stock issued
for cash at $0.25 per share                   1,000,000        1,000     253,000

October 15, 1999 - common stock issued
for consulting at $0.25 per share             1,000,000        1,000     249,000

October 15, 1999 - common stock issued
for consulting services at $0.25 per share       22,150           22       5,515

November 11, 1999 - common stock
issued for consulting services at $0.25
per share                                       266,667          267      66,399

Net loss for the year ended
December 31, 1999                                     -            -           -

Balance, December 31, 1999                   23,680,817   $   23,681  $2,935,542




                                               Subscription   Accumulated
                                                Receivable      Deficit


Balance Forward                              $       -   $   (88,313)

July 14, 1999 - common stock
issued for cash at $0.25 per share                   -             -

August 5, 1999 - common stock
issued for cash at $0.25 per share                   -             -

August 30, 1999 - common stock
issued for cash at $0.25 per share                   -             -

September 10, 1999 - common stock
issued for cash at $0.25 per share                   -             -

September 13, 1999 - common stock
issued for cash at $0.25 per share                   -             -

September 14, 1999 - common stock
issued for cash at $0.25 per share                   -             -

September 21, 1999 - common stock
issued for cash at $0.25 per share                   -             -

October 13, 1999 - common stock issued
for cash at $0.25 per share                          -             -

October 15, 1999 - common stock issued
for consulting at $0.25 per share                    -             -

October 15, 1999 - common stock issued
for consulting services at $0.25 per share           -             -

November 11, 1999 - common stock
issued for consulting services at $0.25
per share                                            -             -

Net loss for the year ended
December 31, 1999                                    -    (2,976,079)

Balance, December 31, 1999                   $       -   $(3,064,392)




                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.Com, Inc.)
      Consolidated Statements of Stockholders Equity (Deficit) (Continued)



                                            Common Stock         Additional
                                        Shares       Amount      Paid in
                                                                 Capital

Balance, December 31, 1999             23,680,817   $   23,681   $2,935,542

March 31, 2000 - common stock issued
for cash at $0.25 per share               480,000          480      119,520

March 31, 2000 - common stock issued
for services at $0.25 per share           500,000          500      124,500

April 1, 2000 - common stock issued
for services at $0.25 per share         1,000,000        1,000      249,000

May 16, 2000 - common stock issued
for cash at $0.25 per share               240,000          240       59,760

July 1, 2000 - common stock issued
for services at $0.25 per share         1,100,000        1,100      273,900

July 27, 2000 - common stock issued
for services at $0.25 per share           750,000          750      186,750

December 31, 2000 - common stock
issued for cash at $0.25 per share        210,000          210       42,290

Additional paid-in capital                      -            -       90,000

Net loss for the year ended
December 31, 2000                               -            -            -

Balance, December 31, 2000             27,960,817   $   27,961   $4,081,262





                                        Subscription    Accumulated
                                        Receivable      Deficit


Balance, December 31, 1999               $       -    $(3,064,392)

March 31, 2000 - common stock issued
for cash at $0.25 per share                      -              -

March 31, 2000 - common stock issued
for services at $0.25 per share                  -              -

April 1, 2000 - common stock issued
for services at $0.25 per share                  -              -

May 16, 2000 - common stock issued
for cash at $0.25 per share                      -              -

July 1, 2000 - common stock issued
for services at $0.25 per share                  -              -

July 27, 2000 - common stock issued
for services at $0.25 per share                  -              -

December 31, 2000 - common stock
issued for cash at $0.25 per share         (10,000)             -

Additional paid-in capital                       -              -

Net loss for the year ended
December 31, 2000                                -     (1,594,908)

Balance, December 31, 2000        $     (10,000) $     (4,659,300)




                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.Com, Inc.)
                      Consolidated Statements of Cash Flows

                                                     For the
                                                   Years Ended
                                                   December 31
                                                 2000               1999

CASH FLOWS FROM OPERATING ACTIVITIES

(Loss) from discontinued operations             $  (1,594,908) $   (2,976,079)
Adjustments to reconcile loss from operations to
net cash used by operating activities:
Depreciation and amortization                           95,221         43,617
Bad debt expense                                       145,340         21,460
Loss on disposition of assets                          105,843              -
Common stock issued for services                       837,500        322,203
Changes in operating assets and liabilities:
(Increase) decrease in deposits                        147,830       (147,830)
Increase (decrease) in accounts payable                163,595         15,590
Increase (decrease) in gaming loss reserve            (213,648)       213,648
Increase (decrease in accrued expenses                  57,595              -
(Increase) decrease in reserve
for discontinued operations                           (379,458)             -

Net Cash (Used) by Operating Activities               (635,090)    (2,507,391)

CASH FLOWS FROM INVESTING ACTIVITIES

Equipment purchased                                    (24,877)             -
Investments purchased                                        -        (30,000)

Net Cash (Used) by Investing Activities                (24,877)       (30,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Subscription receivable                                (10,000)             -
Advances to shareholder                               (140,446)             -
Payments on notes payable                             (132,724)        (9,454)
Proceeds from notes payable                            681,881        479,114
Contributed capital                                     30,000              -
Proceeds from common stock                             222,500      2,077,000

Net Cash Provided by Financing Activities              651,211      2,546,660

INCREASE IN CASH AND CASH EQUIVALENTS                   (8,756)         9,269

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                        9,562            293

CASH AND CASH EQUIVALENTS AT
END OF YEAR                                        $       806    $     9,562




                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.Com, Inc.)
                Consolidated Statements of Cash Flows (Continued)

                                                For the
                                               Years Ended
                                              December 31,
                                         2000                1999

CASH PAID FOR:

Interest                                 $          $           -
Income taxes                             $          $           -

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for investments,
software and licenses                    $           -   $450,000
Common stock issued for services              $837,500   $322,203
Computer software contributed by
shareholder                                   $ 60,0$           -


          The accompanying notes are an integral part of these consolidated financial statements.


                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.Com, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -      ORGANIZATION AND DESCRIPTION OF BUSINESS

On February 10, 1997, 1st Genx.com, Inc. (formerly E-Vegas.Com, Inc..) (the Company) was incorporated under the laws of Nevada to engage in the exploration and mining business.

On February 5, 1999, the Companys directors entered into a purchase agreement with E-Casino Gaming Corporation to purchase proprietary rights and software for Internet Casino and Sports Book, a Costa Rican International license to operate the same, and the companys trade style for 2,000,000 shares of authorized, but unissued, common stock. The acquisition was ratified by shareholders at a special meeting held March 5, 1999. At the same shareholder meeting, the shareholders approved changing the corporate name to E-Casino Gaming Corporation. Said amendment was filed with the State of Nevada on March 11, 1999. On June 1, 1999, the Companys name was changed to E-Vegas.Com, Inc. On July 20, 2000, the Companys name was changed to 1st Genx.com, Inc.

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

On October 2, 1999, the Company formed a Costa Rican Corpoation called Global E-Comm, Inc. and became a wholly-owned subsidiary in the telecommunications business in Latin America.

On May 15, 2000, the Company entered into a Recission Agreement with Presidents Telecom, Inc. (Presidents) whereby the Company reacquired 100% ownership in Global E-Com, S.A. (Global). The consolidated financial statements have been retroactively restated to show the transaction as if the sale did not occur in October 1999.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Accounting Method

The Companys consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

              b.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.Com, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

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

              e.  Income Taxes

At December 31, 2000, the Company had net operating loss carryforwards of approximately $4,700,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the consolidated financial statements as the Company believes that the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                     For the Years Ended
                                                          December 31,
                                                    2000                1999

Income tax benefit at statutory rate             $   606,065    $ 1,130,910
Change in valuation allowance                       (606,065)    (1,130,910)

                                                  $           -  $           -

Deferred tax assets (liabilities) are comprised of the following:

                                                        For the Years Ended
                                                            December 31,
                                                      2000           1999

Income tax benefit at statutory rate              $ 1,770,534    $ 1,164,469
Change in valuation allowance                      (1,770,534)    (1,164,469)
                                                  $        -     $           -


                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.Com, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e.  Income Taxes (Continued)

          Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

              f.  Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years. Expenditures for property additions and betterments are capitalized at cost. Maintenance and repairs are charged to expense when incurred.

              g.  Revenue Recognition

The Company operated in one industry which was internet gaming. The Company recognized revenues from its gaming activities upon completion of the activity upon which the wager was placed. Winnings were recorded as revenues. Losses were recorded as gaming payouts. Funds held for customers but not yet wagered were carried as a liability known as gaming loss reserve. These operations were discontinued during the year ended December 31, 2000.

NOTE 3 -      INVESTMENTS
                                                                    December 31,
                                                                      2000
               in Hussongs America, Inc. for a total cost of $30,000.
               This investment has been recorded at cost.      $       30,000

              On June 30, 1999, the Company acquired 2,193,750
               shares of E-Betta Bunch.Com, Inc. (Betta Bunch)
               which was approximately 24% of the total outstanding
               common stock of Betta Bunch, by issuing 1,000,000
               shares of the Companys common stock valued at
               $250,000 and cash invested of $46,042. The Companys investment in Betta Bunch has been accounted for using the equity method.  Betta Bunch is an online gaming
               company.  The investment has been written down by a
               loss of $296,042 as of December 31, 2000.                  -

              Total Investments                               $          30,000

NOTE 4 -      NOTES PAYABLE - RELATED PARTY

The Company has notes payable to shareholders in the amount of $352,741 at December 31, 2000. The amounts bear interest at 10%, are unsecured and due on demand.

                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.Com, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

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

          f. In August and September 1999 2,612,000 shares of common stock were issued at $0.25 per share, for cash totaling $653,000.

          g. In October 1999, 1,000,000 shares of common stock were issued at $0.25 per share, for cash totaling $254,000.

          h. In October and November 1999, 1,288,817 shares of common stock were issued at $0.25 per share, for consulting services.

          i. In March 2000, 480,000 shares of common stock were issued at $0.25 per share, for cash totaling $120,000.

          j. In March 2000, 500,000 shares of common stock were issued at $0.25 per share, for services totaling $125,000.

          k. In April 2000, 1,000,000 shares of common stock were issued at $0.25 per share, for services totaling $250,000.

          l. In May 2000, 240,000 shares fo common stock were issued at $0.25 per share, for cash totaling $60,000.

          m. In July 2000, 1,100,000 shares of common stock were issued at $0.25 per share, for services totaling $275,000

          n. In July 2000, 750,000 shares of common stock were issued at $0.25 per share, for services totaling $187,500.

          o. In November 2000, 210,000 shares of common stock were issued at $0.25 per share, for cash totaling $52,500 of which $10,000 is a subscription receivable.


                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.Com, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 6 -      NOTE PAYABLE

On June 21, 1999, the Company purchased software and computer equipment from an unrelated party. An initial payment of $43,957 was due in 2000 and payments of $4,738 are due quarterly over a 24-month period. The note bears an imputed interest rate of 10%, is secured by equipment, and is past due. Future maturities of the note payable is as follows:

                                             2000          $            58,554
                                             2001                        9,476

                                                           $            68,030

NOTE 7 -      GOING CONCERN

The Companys consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs in the Internet gaming industries and has changed their operating focus to software development to allow it to continue as a going concern. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through software development. In the interim, the Company intends to raise additional capital through private placements of its common stock.

NOTE 8 -      DISCONTINUED OPERATIONS

              Global ECom, Inc.

Effective December 31, 2000, Global ECom, Inc. ceased all operations. The following is a summary of the loss from discontinued operations resulting from the elimination of the operations of Global ECom, Inc. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.


                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.Com, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 8 -      DISCONTINUED OPERATIONS (Continued)

                                        For the Year Ended
                                            December 31,
                                     2000               1999

REVENUES                            $ 104,603 $          -

OPERATING EXPENSES

Cost of sales                          78,690            -
General and administrative             59,006      368,721
Depreciation                           38,342            -

Total Operating Expenses              176,038      368,721

LOSS FROM OPERATIONS                  (71,435)    (368,721)

OTHER INCOME (EXPENSES)

Other income                               80       36,169

Total Other Income (Expense)               80       36,169

LOSS BEFORE INCOME TAXES              (71,355)    (332,552)

INCOME TAXES                                -            -

LOSS FROM DISCONTINUED OPERATIONS  $ (71,355) $    (332,552)


              1stGenX.Com, Inc.

Effective December 31, 2000, 1stGenX.Com, Inc. ceased all Internet gambling operations and began operations in software development. The following is a summary of the loss from discontinued operations resulting from elimination of the operations in the Internet gambling business. The financial statements have been restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.Com, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 8 - DISCONTINUED OPERATION (Continued)
                                               For the
                                              Years Ended
                                               December 31,
                                      2000               1999
REVENUES
Gaming revenues                     $    57,441    $ 3,388,361
Other revenues                                -         25,375

Total Revenues                           57,441      3,413,736

GAMING PAYOUTS                           46,344      3,640,474

GROSS MARGIN                             11,097       (226,738)

OPERATING EXPENSES

Management fees                          62,500        105,000
Advertising and promotion                22,182        107,569
Depreciation and amortization            56,879        109,476
General and administrative            1,257,451      1,788,675

Total Operating Expenses              1,399,012      2,110,720

OPERATING LOSS                       (1,387,915)    (2,337,458)

OTHER INCOME (EXPENSE)

Loss on equity investment                     -       (296,042)
Loss on disposition of assets          (105,843)             -
Interest income                               -            314
Interest expense                        (29,795)       (10,341)

Total Other Income (Expense)           (135,638)      (306,069)

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                  (1,523,553)    (2,643,527)

INCOME TAXES                                  -              -

LOSS FROM DISCONTINUED OPERATIONS  $ (1,523,553) $   (2,643,527)

                               1ST GENX.COM, INC.
                          (Formerly E-Vegas.Com, Inc.)
                 Notes to the Consolidated Financial Statements
                                                      December 31, 2000 and 1999


NOTE 9 -      SUBSEQUENT EVENTS

On February 28, 2001, the Company agreed to sell 100% of its wholly-owned subsidiary Global ECom, Inc. to Spectrum Ventures, Ltd. in exchange for $500,000 shares of Spectrum common stock. The acquisition will be treated as a stock transaction.