Form 10-K/A
1ST GENX COM INC
filed 2001-04-13
CIK 1096759

2


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB/A
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000

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

     As of December 31, 2001 the Company had 27,960,817 shares of common stock outstanding.

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholders Matters

     The Companys common stock is traded in the over the counter market and quotations are published on the OTC Bulletin Board under the symbol FGNX and in the National Quotation Bureau, Inc. Quotations in the Companys common stock set forth below do not constitute a reliable indication of the price that a holder of the common stock could expect to receive upon the sale of any particular quantity thereof

     The following table sets forth the range of high and low bid prices of the common stock for each calendar quarterly period since the first of 2000 as reported by the OTC Bulletin Board. The Companys common stock became eligible for trading on the OTC Bulletin Board during the first quarter of 1998. Prices reported represents prices between dealers, do not include retail markups, markdowns and commissions and do not necessarily represent actual transactions.


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