Form 10-K/A
1ST GENX COM INC
filed 2001-04-13
CIK 1096759

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The executive officers and directors of the Company are as follows:

                  Name                      Age               Position

                  Antal Markus               43         President/Director

                  Marilyn Markus             43         Secretary/Treasurer

                  Paul Holm                  63         Vice President/Director

                  Allen Serwa                46         Director

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