Form 10QSB
period 2001-03-31
1ST GENX INC
filed 2001-05-10
CIK 1096759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended March 31, 2001
                                       or

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from to ___________

                        Commission File number 000-28581

                                 1st GENX, INC.
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

                               1st Genx.Com, Inc.
                    (Former name, changed since last report)

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

       Class                              Outstanding as of  March 31, 2001
Common Stock, $0.001                                48,060,817

                                        i





                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                           Page

Item 1.             Consolidated Financial Statements              2

                    Consolidated Balance Sheets  December 31, 2000
                    And March 31, 2001                             3-4

                    Consolidated Statements of Operations   three months
                    Ended March 31, 2001 and March 31, 2000        5

                    Consolidated Statement of Stockholders Equity  6-9

                    Consolidated Statements of Cash Flows three months
                    Ended March 31, 2000 and 2001                  10-11

                    Notes to Consolidated Financial Statements     12-17

Item 2.             Managements Discussion and Analysis and
                    Result of  Operations                          18-19




                           PART II. OTHER INFORMATION

Item 1.              Legal Proceedings                             19

Item 2.              Changes in Security                           19

Item 3.              Defaults Upon Senior Securities               19

Item 4.              Submission of Matter to a Vote of             19-20
                     Securities Holders

Item 5.              Other Information                             20

Item 6.              Exhibits and Reports on Form 8-K              20

                     Signatures                                    21






                                       ii



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

     The unaudited balance sheet of the Company as of March 31, 2001, and the related audited balance sheet of the Company as of December 31, 2000, the unaudited statement of operations and cash flows for the three months ended and the audited statements of stockholders equity for the period from January 1, 1998 through December 31, 2000 and the unaudited stockholders equity for the period January 1, 2001 through September 30, 2001 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.










                                        1






                               1ST GENX.COM, INC.

                              FINANCIAL STATEMENTS

                      March 31, 2001 and December 31, 2000






                                        2


   The accompanying notes are an integral part of these financial statements.


                               1ST GENX.COM, INC.
                                 Balance Sheets


                                     ASSETS

                                                     March 31,      December 31,
                                                       2001              2000
                                                    (Unaudited)
CURRENT ASSETS

   Cash$                                                29,280        $     806
   Accounts receivable                                     150                -

     Total Current Assets                               29,430              806

FIXED ASSETS (Note 1)

   Telecommunications equipment                          3,916            2,496
   Software                                             60,000           60,000
   Office furniture and equipment                       19,211           17,699
   Accumulated depreciation                            (16,595)         (10,538)

     Total Fixed Assets                                 66,532           69,657

OTHER ASSETS

   Intangibles                                          12,500                -
   Investments, net (Note 3)                            55,000           30,000

     Total Other Assets                                 67,500           30,000

     TOTAL ASSETS                                    $ 163,462        $ 100,463
















                                        3
                               1st GENX.COM, INC.
                           Balance Sheets (Continued)


                  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

                                                       March 31,   December 31,
                                                         2001        2000
                                                    (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                  $   116,133    $   171,815
   Notes payable - related party (Note 4)                 38,992        352,741
   Line of credit (Note 7)                               150,000              -
   Current portion of notes payable (Note 6)              58,554         58,554
   Accrued expenses                                       16,793         67,954

     Total Current Liabilities                           380,472        651,064

LONG-TERM LIABILITIES

   Note payable (Note 6)                                   9,476          9,476

     Total Long-Term Liabilities                           9,476          9,476

     Total Liabilities                                   389,948        660,540

STOCKHOLDERS EQUITY (DEFICIT)

   Common stock; $0.001 par value, 50,000,000 shares
    authorized, 48,060,817 and 27,960,817 shares issued
    and outstanding, respectively                         48,061         27,961
   Additional paid-in capital                          4,552,650      4,081,262
   Subscription receivable                                     -        (10,000)
   Accumulated deficit                                (4,827,197)    (4,659,300)

     Total Stockholders Equity (Deficit)               (226,486)      (560,077)

     TOTAL LIABILITIES AND STOCKHOLDERS
      EQUITY (DEFICIT)                               $   163,462    $   100,463







                                        4
                               1ST GENX.COM, INC.
                            Statements of Operations
                                   (Unaudited)
                                                                       From
                                                                   Inception of
                                                                   Development
                                                                     Stage on
                                                                    January 1,
                                           For the                     2001
                                       Three Months Ended             Through
                                             March 31,               March 31,
                                        2001           2000            2001

REVENUES                        $           -       $       -       $     -

OPERATING EXPENSES

   Management fees                       49,479              -         49,479
   Advertising and promotion              3,643              -          3,643
   Depreciation and amortization          6,057              -          6,057
   General and administrative           127,793              -        127,793

     Total Operating Expenses           186,972              -        186,972

OPERATING LOSS                         (186,972)             -       (186,972)

OTHER INCOME (EXPENSE)

   Interest expense                      (5,925)             -         (5,925)

     Total Other Income (Expense)        (5,925)             -         (5,925)

LOSS FROM CONTINUING OPERATIONS        (192,897)             -       (192,897)

GAIN (LOSS) FROM DISCONTINUED
 OPERATIONS                              25,000       (560,419)        25,000

NET LOSS                          $    (167,897) $    (560,419) $   (167,897)

BASIC LOSS PER SHARE              $       (0.00) $      (0.03)

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                         44,749,705     23,680,817










                                        5
                               1ST GENX.COM, INC.
                  Statements of Stockholders Equity (Deficit)


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

June 30, 1999, common stock
 issued for cash at $0.25 per share
June 30, 1999, common stock
 issued for investment at $0.25
 per share                                    -          -

Balance Forward                       $       -   $(88,313)





                                        6
                               1ST GENX.COM, INC.
            Statements of Stockholders Equity (Deficit) (Continued)



                                                                     Additional
                                                  Common Stock         Paid-in
                                              Shares          Amount    Capital

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



                                        7
                               1ST GENX.COM, INC.
             Statements of Stockholders Equity (Deficit) (Continued)


                                                                  Additional
                                              Common Stock          Paid in
                                           Shares       Amount      Capital

Balance, December 31, 1999             23,680,817   $   23,681   $2,935,542

for cash at $0.25 per share               480,000          480      119,520

March 31, 2000 - common stock issued
 for services at $0.25 per share          500,000          500      124,500

April 1, 2000 - common stock issued
 for services at $0.25 per share        1,000,000        1,000      249,000

May 16, 2000 - common stock issued
 for cash at $0.25 per share              240,000          240       59,760

July 1, 2000 - common stock issued
 for services at $0.25 per share        1,100,000        1,100      273,900

July 27, 2000 - common stock issued
 for services at $0.25 per share          750,000          750      186,750

December 31, 2000 - common stock
 issued for cash at $0.25 per share       210,000          210       42,290

Additional paid-in capital                      -            -       90,000

Net loss for the year ended
 December 31, 2000                              -            -            -

Balance, December 31, 2000             27,960,817   $   27,961   $4,081,262





                                         Subscription   Accumulated
                                           Receivable    Deficit



Balance, December 31, 1999               $       -    $(3,064,392)

March 31, 2000 - common stock issued
for cash at $0.25 per share                      -              -

March 31, 2000 - common stock issued
 for services at $0.25 per share                 -              -

April 1, 2000 - common stock issued
 for services at $0.25 per share                 -              -

May 16, 2000 - common stock issued
 for cash at $0.25 per share                     -              -

July 1, 2000 - common stock issued
 for services at $0.25 per share                 -              -

July 27, 2000 - common stock issued
 for services at $0.25 per share                 -              -

December 31, 2000 - common stock
 issued for cash at $0.25 per share        (10,000)             -

Additional paid-in capital                       -              -

Net loss for the year ended
 December 31, 2000                               -     (1,594,908)

Balance, December 31, 2000          $     (10,000) $    (4,659,300)


                                        8
                               1ST GENX.COM, INC.
             Statements of Stockholders Equity (Deficit) (Continued)


                                                                     Additional
                                               Common Stock          Paid-in

                                          Shares        Amount       Capital

Balance, December 31, 2000             27,960,817   $   27,961   $4,081,262

January 10, 2001 - common stock
 issued for debt reduction at $0.025
 per share (unaudited)                 15,100,000       15,100      351,388

January 23, 2001 - common stock
 issued for debt reduction valued at
 $0.025 per share (unaudited)           1,000,000        1,000       24,000

January 31, 2001 - common stock
 issued for investment valued at
 $0.025 per share (unaudited)             500,000          500       12,000

January 31, 2001 - common stock
 issued for debt reduction valued
 at $0.025 per share (unaudited)        3,500,000        3,500       84,000

Subscription receivable received
 (unaudited)                                    -            -            -

Net loss for the three months ended
 March 31, 2001 (unaudited)                     -            -            -

Balance, March 31, 2001 (unaudited)    48,060,817   $   48,061   $4,552,650







                                        Subscription       Accumulated
                                        Receivable           Deficit


Balance, December 31, 2000             $    (10,000) $     (4,659,300)

January 10, 2001 - common stock
 issued for debt reduction at $0.025
 per share (unaudited)                           -             -

January 23, 2001 - common stock
 issued for debt reduction valued at
 $0.025 per share (unaudited)                    -             -

January 31, 2001 - common stock
 issued for investment valued at
 $0.025 per share (unaudited)                    -             -

January 31, 2001 - common stock
 issued for debt reduction valued
 at $0.025 per share (unaudited)                 -             -

Subscription receivable received
 (unaudited)                                10,000             -

Net loss for the three months ended
 March 31, 2001 (unaudited)                      -      (167,897)

Balance, March 31, 2001 (unaudited)      $       -   $(4,827,197)






                                        9
                               1ST GENX.COM, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                                                                  For the
                                                            Three Months Ended
                                                                  March 31,
                                                            2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              (167,897) $   (560,419)
   Adjustments to reconcile loss from operations to
     net cash used by operating activities:
     Depreciation and amortization                           6,057       20,471
     Bad debt expense                                            -        4,894
     Common stock issued for services                            -      120,000
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable               (150)           -
     Increase (decrease) in accounts payable and accrued
       expenses                                             40,063       (1,363)
     Increase (decrease) in gaming loss reserve                  -      (14,688)

       Net Cash (Used) by Operating Activities            (121,927)    (431,105)

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of equipment                                    (2,932)     (24,624)

       Net Cash (Used) by Investing Activities              (2,932)     (24,624)

CASH FLOWS FROM FINANCING ACTIVITIES

   Receipt of subscription receivable                       10,000            -
   Proceeds from line of credit                            150,000            -
   Payments on notes payable                                (6,667)      (2,436)
   Proceeds from notes payable                                   -      429,865
   Proceeds from common stock                                    -      125,000

     Net Cash Provided by Financing activities             153,333      552,429

INCREASE IN CASH AND CASH EQUIVALENTS                       28,474       96,700

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                     806        9,562

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  29,280    $ 106,262





                                                            From
                                                        Inception of
                                                        Development
                                                          Stage on
                                                         January 1,
                                                        2001 through
                                                        March 31, 2001


Net loss                                                   $(167,897)
   Adjustments to reconcile loss from operations to
     net cash used by operating activities:
     Depreciation and amortization                             6,057
     Bad debt expense                                              -
     Common stock issued for services                              -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                 (150)
     Increase (decrease) in accounts payable and accrued
       expenses                                               40,063
     Increase (decrease) in gaming loss reserve                    -

       Net Cash (Used) by Operating Activities              (121,927)

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of equipment                                      (2,932)

       Net Cash (Used) by Investing Activities                (2,932)

CASH FLOWS FROM FINANCING ACTIVITIES

   Receipt of subscription receivable                         10,000
   Proceeds from line of credit                              150,000
   Payments on notes payable                                  (6,667)
   Proceeds from notes payable                                     -
   Proceeds from common stock                                      -

     Net Cash Provided by Financing activities               153,333

INCREASE IN CASH AND CASH EQUIVALENTS                         28,474

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  29,280

                               1ST GENX.COM, INC.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                     From
                                                                   Inception of
                                                                    Development
                                                                    Stage on
                                                For the             January 1,
                                             Three months ended   2001 through
                                                March 31,           March 31
                                           2001          2000          2001

CASH PAID FOR:

   Interest                              $   -        $  -        $        -
   Income taxes                          $   -        $  -        $        -

NON-CASH INVESTING AND FINANCING ACTIVITIES

   Common stock issued for investments,
     software and licenses               $ 12,500     $  -        $ 12,500
   Common stock issued for services      $   -        $  120,00   $        -
   Common stock issued for debt reduction$ 478,988    $  -        $  478,988





                               1ST GENX.COM, INC.
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


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

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Companys financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

b. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


                               1ST GENX.COM, INC.
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


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

     e. Income Taxes

     At March 31, 2001, the Company had net operating loss carryforwards of approximately $4,700,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the consolidated financial statements as the Company believes that the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

     The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                       For the Three Months Ended
                                            March 31,
                                         2001            2000

Income tax benefit at statutory rate   $  63,800    $ 212,959
Change in valuation allowance            (63,800)    (212,959)

                                    $          -    $    -

Deferred tax assets (liabilities) are comprised of the following:
                                                March 31,
                                          2001          2000

Income tax benefit at statutory rate   $ 1,834,334    $ 1,377,428
Change in valuation allowance           (1,834,334)    (1,377,428)

                                      $      -        $       -

                               1ST GENX.COM, INC.
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


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

NOTE 3 -         INVESTMENTS
                                                    March 31,      December 31,
                                                      2001            2000
                                                   (Unaudited)
On February 28, 2001, the Company agreed to
 sell 100% of its wholly-owned subsidiary Global
 ECom, Inc. to Spectrum Ventures, Ltd. in exchange
 for 500,000 shares of Spectrum common stock
 valued at $25,000.  The investment was recorded
 at cost                                              $25,000   $      -

At December 31, 2000, the Company held
 150,000 shares in Hussongs America, Inc. for
 a total cost of $30,000.  This investment has been
 recorded at cost                                      30,000    30,000

Balance Forward                                       $55,000   $30,000



                                       14
                               1ST GENX.COM, INC.
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 3 -      INVESTMENTS (Continued)

              Balance Forward                            $55,000         $30,000

              On June 30, 1999, the Company acquired 2,193,750
               shares of E-Betta Bunch.Com, Inc. (Betta Bunch)
               which was approximately 24% of the total outstanding
               common stock of Betta Bunch, by issuing 1,000,000
               shares of the Companys common stock valued at
               $250,000 and cash invested of $46,042.  The Companys
               investment in Betta Bunch has been accounted for using
               the equity method.  Betta Bunch is an online gaming
               company.  The investment has been written down by a
               loss of $296,042 as of December 31, 2000        -             -

              Total Investments                         $55,000          $30,000


NOTE 4 -      NOTES PAYABLE - RELATED PARTY

     The Company has notes payable to shareholders in the amount of $38,992 at March 31, 2001. The amounts bear interest at 10%, are unsecured and due on demand.

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





                               1ST GENX.COM, INC.
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 5 -      COMMON STOCK (Continued)

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

          m. In July 2000, 1,100,000 shares of common stock were issued at $0.25 per share, for services totaling $275,000.

          n. In July 2000, 750,000 shares of common stock were issued at $0.25 per share, for services totaling $187,500.

          o. In November 2000, 210,000 shares of common stock were issued at $0.25 per share, for cash totaling $52,500 of which $10,000 is a subscription receivable.

          p. On January 10, 2001, 15,100,000 shares of common stock were issued at $0.025 per share, for debt reduction totaling $366,488.

          q. On January 23, 2001, 1,000,000 shares of common stock were issued at $0.025 per share, for debt reduction totaling $25,000.

          r. On January 31, 2001, 500,000 shares fo common stock were issued at $0.025 per share for the right to use the domain name, GolfCasino.com.

          s. On January 31, 2001, 3,500,000 shares of common stock were issued at $0.025 per share for debt reduction totaling $87,500.

NOTE 6 -      NOTE PAYABLE

     On June 21, 1999, the Company purchased software and computer equipment from an unrelated party. An initial payment of $43,957 was due in 2000 and payments of $4,738 are due quarterly over a 24-month period. The note bears an imputed interest rate of 10%, is secured by equipment, and is past due. Future maturities of the note payable is as follows:
2000   $58,554
2001     9,476

       $68,030
                                       16

                               1ST GENX.COM, INC.
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 7 -      LINE OF CREDIT

     H. E. Capital S. A. has committed to extended long-term financing in the form of a line of credit. The Company may draw up to $500,000. Advances will bear interest at 2% over the U.S. prime rate. As of March 31, 2001, the Company has drawn advances in the amount of $150,000.

NOTE 8 -      GOING CONCERN

     The Companys financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs in the Internet gaming industries and has changed their operating focus to software development to allow it to continue as a going concern. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through software development. In the interim, the Company intends to raise additional capital through private placements of its common stock.


















                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Going Concern and Ability of the Company to Continue

     The Company has a net operating loss carry forward of $4,827,197 since inception through March 31, 2001.

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

Liquidity and Capital Resources

     As of March 31, 2001 the Company has $29,430 in total current assets and equity of $(226,486) with which to pay its obligations. The Company is involved in a best efforts financing in order to increase the Companys liquidity and capital resources.

Results of Operations

     For the three months ending March 31, 2001 the Company had a net loss of $(167,897). The loss includes a one time gain on the sale of the Global E-Com subsidiary for $25,000. General and administrative expenses decreased $162,849 for the first quarter of 2001 compared to the same period of 2000. Depreciation and amortization also decreased $87,225 for the first quarter 2001 when compared to the same period of 2000.

     The Company had revenues of $ 0 for the three months ended March 31, 2001 compared to $328,028 for the same period last year. Subsequent Events

The Company amended the Articles of Incorporation changing the Corporate name from E-Vegas.COM, Inc., to 1st GENX.COM, Inc.



Sale of Common Capital Stock

     During the first quarter of 2001 the Company issued 18,600,000 shares of common stock at $.025 per share for the payment of debt in the amount of $464,500. The Company also issued 500,000 shares of common stock at $.025 per share to acquire the track style and domain name of Golfer Casino.Com. The Company also issued 1,000,000 shares of common stock at $.025 for services rendered.

                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in the Christen Brule vs. E-Vegas.Com, Inc., case #0995358, failure to deliver a warrant. Counsel assures management that the case is without merit. The case will be heard in the Provincal Court of British Columbia in July 2002.
                          ITEM 2. CHANGES IN SECURITIES

     On January 10, 2001 the Company issued 15,100,000 shares of common stock for the payment of debt of $377,500 to six entities at $.025 per share.

     On January 23, 2001 the Company issued 1,000,000 shares of common stock pursuant to a consulting agreement to CCO Corporation for $.025 per share ($25,000).

     On January 31, 2001 the Company issued to Paul Holm, a director of the Company, 500,000 shares of common stock at $.025 per share ($12,500) to acquire Golfer Casino.Com from him.

     On February 13, 2001 the Company issued 3,500,000 shares of stock at $.025 per share for the payment of debt of $87,000 to two individuals and one company.

     All of the above common stock issuances were restricted securities.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITES

     None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

     At a Special Meeting of Shareholders held March 6, 2001, the shareholders approved the following actions:


19 1- Amended Article I of the Articles of Incorporation changing the corporate name to: 1st GENX, Inc.

2- Amended Article IV of the Articles of Incorporation to increase the authorized shares of $.001 par value stock to two hundred million (200,000,000) shares of common stock.

3- Elected three individuals to serve for one year or until their successors would be duly qualified. Antal Markus, Allen Serwa, and Paul Holm were elected. All three men were members of the existing Board of Directors.




                            ITEM 5. OTHER INFORMATION


          None.



                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

          Amendment
a.       4.1 Amendment to Articles of Incorporation  Name
         4.2 Amendment to Articles of Incorporation - Capital
b.       Notice of Special Meeting, Proxy Information & Proxy previously filed.
c.       Report on 8K
              Filed April 10, 2001













                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                                     1ST GENX, INC.


Dated: April 16, 2001

                                             By:/S/ Antal Markus
                                                    Antal Markus
                                                    President, Director