Form 10QSB/A
period 2001-03-31
1ST GENX INC
filed 2001-05-11
CIK 1096759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10QSB/A

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

     The unaudited balance sheet of the Company as of March 31, 2001, and the related audited balance sheet of the Company as of December 31, 2000, the unaudited statement of operations and cash flows for the three months ended and the audited statements of stockholders equity for the period from January 1, 1998 through December 31, 2000 and the unaudited stockholders equity for the period January 1, 2001 through March 31, 2001 are attached hereto and incorporated herein by this reference.

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