Form 10QSB
period 2001-06-30
1ST GENX INC
filed 2001-08-13
CIK 1096759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                 FORM 10-Q SB/A

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended June 30, 2001
                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

           Class                              Outstanding as of  June 30, 2001
Common Stock, $0.001                                 12,265,205
                                        i





                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                 Page

Item 1.                    Consolidated Financial Statements             1

                           Consolidated Balance Sheets  December 31, 2000
                              And June 30, 2001                          2-3

                           Consolidated Statements of Operations   six months
                              Ended June 30, 2001 and June 30, 2000      4

                           Consolidated Statement of Stockholders Equity 5-8

                           Consolidated Statements of Cash Flows  six months
                                Ended June 30, 2001 and 2000             9-10

                           Notes to Consolidated Financial Statements    11

Item 2.                    Managements Discussion and Analysis and
                              Result of  Operations                      12




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                             13

Item 2.                    Changes in Security                           13

Item 3.                    Defaults Upon Senior Securities               13

Item 4.                    Submission of Matter to a Vote of             13
                               Securities Holders

Item 5.                    Other Information                             13

Item 6.                    Exhibits and Reports on Form 8-K              13

                           Signatures                                    S-1






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

     The unaudited balance sheet of the Company as of June 30, 2001, and the related audited balance sheet of the Company as of December 31, 2000, the unaudited statement of operations and cash flows for the six months ended and the audited statements of stockholders equity for the period from December 31, 1997 through December 31, 2000 and the unaudited stockholders equity for the period January 1, 2001 through June 30, 2001 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.




                                       iii









                                 1ST GENX, INC.
                          (Formerly 1st Genx.com, Inc.)

                              FINANCIAL STATEMENTS

                       June 30, 2001 and December 31, 2000






   The accompanying notes are an integral part of these financial statements.


                                 1ST GENX, INC.
                          (Formerly 1st Genx.com, Inc.)
                                 Balance Sheets


                                     ASSETS

                                                     June  30,      December 31,
                                                       2001              2000
                                                    (Unaudited)
CURRENT ASSETS

Cash$                                                   2,118         $     806

Total Current Assets                                    2,118               806

FIXED ASSETS

Telecommunications equipment                            3,916             2,496
Software                                               60,000            60,000
Office furniture and equipment                         19,211            17,699
Accumulated depreciation                              (22,652)          (10,538)

Total Fixed Assets                                     60,475            69,657

OTHER ASSETS

Intangibles                                            12,500               -
Investments, net                                       55,000            30,000

Total Other Assets                                     67,500            30,000

TOTAL ASSETS                                        $ 130,093         $ 100,463


                                 1ST GENX, INC.
                          (Formerly 1st Genx.com, Inc.)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

                                                          June  30, December 31,
                                                           2001       2000
                                                        (Unaudited)
CURRENT LIABILITIES

Accounts payable                                      $    99,985    $   171,815
Notes payable - related party                              61,391        352,741
Line of credit                                            150,000            -
Current portion of notes payable                           58,554         58,554
Accrued expenses                                           27,309         67,954

Total Current Liabilities                                 397,239        651,064

LONG-TERM LIABILITIES

Note payable                                                9,476          9,476

Total Long-Term Liabilities                                 9,476          9,476

Total Liabilities                                         406,715        660,540

STOCKHOLDERS EQUITY (DEFICIT)

Common stock; $0.001 par value, 200,000,000 shares
authorized, 12,265,205 and 6,990,205 shares issued
and outstanding, respectively                              12,265          6,990
Additional paid-in capital                              4,608,446      4,102,233
Subscription receivable                                       -         (10,000)
Accumulated deficit                                    (4,897,333)   (4,659,300)

Total Stockholders Equity (Deficit)                     (276,622)     (560,077)

TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY (DEFICIT)                                      $   130,093    $   100,463



                                 1ST GENX, INC.
                          (Formerly 1st Genx.com, Inc.)
                            Statements of Operations
                                   (Unaudited)
                                         For the                  For the
                                        Six Months Ended          Three Months
                                             June 30,                June 30


                                       2001           2000          2001

REVENUES                       $         -      $        -      $        -

OPERATING EXPENSES

Management fees                       48,061             -               -
Advertising and promotion              3,643             -               -
Depreciation and amortization         12,114             -             6,057
General and administrative           187,774             -            58,563

Total Operating Expenses             251,592             -            64,620

OPERATING LOSS                       (251,592)           -           (64,620)

OTHER INCOME (EXPENSE)

Interest expense                     (11,441)            -            (5,516)

Total Other Income (Expense)         (11,441)            -            (5,516)

LOSS FROM CONTINUING
OPERATIONS                          (263,033)            -           (70,136)

GAIN (LOSS) FROM DISCONTINUED
OPERATIONS                            25,000      (1,006,909)            -

NET LOSS                      $     (238,033) $   (1,006,909)      (70,136)

BASIC LOSS PER SHARE          $        (0.02) $        (0.17)   $    (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                11,723,767       5,932,704      11,784,159






                                                     From
                                                Inception of
                                                Development
                                                Stage on
                                For the         January 1
                        three months ended      2001 through
                               June 30            June 30
                                2000              2000


REVENUES                      $         -     $        -

OPERATING EXPENSES

Management fees                         -           48,061
Advertising and promotion               -            3,643
Depreciation and amortization           -           12,114
General and administrative              -          187,774

Total Operating Expenses                -          251,592

OPERATING LOSS                          -         (251,592)

OTHER INCOME (EXPENSE)

Interest expense                        -          (11,441)

Total Other Income (Expense)            -          (11,441)

LOSS FROM CONTINUING
OPERATIONS                              -         (263,033)

GAIN (LOSS) FROM DISCONTINUED
OPERATIONS                         (446,490)       25,000

NET LOSS                     $    (446,490)   $  (238,033)

BASIC LOSS PER SHARE           $     (0.08)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                5,920,205



                                 1ST GENX, INC.
                          (Formerly 1st Genx.com, Inc.)
                  Statements of Stockholders Equity (Deficit)

                                                                 Additional
                                         Common Stock              Paid-in

                                       Shares         Amount       Capital

Balance, December 31, 1997            3,000,000   $    3,000   $  107,020

Net loss for the year ended
December 31, 1998                           -            -            -

Balance, December 31, 1998            3,000,000        3,000      107,020

March 5, 1999, common stock
issued for proprietary rights and
software recorded at $0.40 per
share                                   500,000          500      199,500

March 5, 1999, common stock
issued for cash at $0.40 per share      375,000          375      149,625

April 3, 1999, common stock
issued for cash at $1.00 per share      150,000          150      149,850

May 3, 1999, common stock
issued for cash at $3.00 per share      250,000          250      699,750

June 30, 1999, common stock
issued for cash at $1.00 per share      170,000          170      169,830

June 30, 1999, common stock
issued for investment at $1.00
per share                               250,000          250      249,750

Balance Forward                       4,695,000   $    4,695   $1,725,325


                                 Subscription      Accumulated
                                  receivable       deficit



Balance, December 31, 1997         $       -     $(79,925)

Net loss for the year ended
December 31, 1998                          -       (8,388)

Balance, December 31, 1998                 -      (88,313)

March 5, 1999, common stock
issued for proprietary rights and
software recorded at $0.40 per
share                                      -          -

March 5, 1999, common stock
issued for cash at $0.40 per share         -          -

April 3, 1999, common stock
issued for cash at $1.00 per share         -          -

May 3, 1999, common stock
issued for cash at $3.00 per share         -          -

June 30, 1999, common stock
issued for cash at $1.00 per share         -          -

June 30, 1999, common stock
issued for investment at $1.00
per share                                  -          -

Balance Forward                    $       -     $(88,313)







                                 1ST GENX, INC.
                          (Formerly 1st Genx.com, Inc.)
             Statements of Stockholders Equity (Deficit) (Continued)



                                                                 Additional
                                             Common Stock         Paid-in
                                         Shares        Amount     Capital

Balance Forward                         4,695,000   $    4,695   $1,725,325

July 14, 1999 - common stock
issued for cash at $1.00 per share         98,000           98       97,902

August 5, 1999 - common stock
issued for cash at $1.00 per share         15,000           15       14,985

August 30, 1999 - common stock
issued for cash at $1.00 per share        150,000          150      149,850

September 10, 1999 - common stock
issued for cash at $1.00 per share         60,000           60       59,940

September 13, 1999 - common stock
issued for cash at $1.00 per share        150,000          150      149,850

September 14, 1999 - common stock
issued for cash at $1.00 per share         80,000           80       79,920

September 21, 1999 - common stock
issued for cash at $1.00 per share        100,000          100       99,900

October 13, 1999 - common stock
issued for cash at $1.00 per share        250,000          250      253,750

October 15, 1999 - common stock
issued for consulting at $1.00 per
share                                     250,000          250      249,750

October 15, 1999 - common stock
issued for consulting services at
$1.00 per share                             5,538            5        5,531

November 11, 1999 - common
stock issued for consulting services
at $1.00 per share                         66,667           67       66,600

Net loss for the year ended
December 31, 1999                             -            -            -

Balance, December 31, 1999              5,920,205   $    5,920   $2,953,303





                                        Subscription    Accumulated
                                        Receivable      Deficit


Balance Forward                      $       -     $   (88,313)

July 14, 1999 - common stock
issued for cash at $1.00 per share           -             -

August 5, 1999 - common stock
issued for cash at $1.00 per share           -             -

August 30, 1999 - common stock
issued for cash at $1.00 per share           -             -

September 10, 1999 - common stock
issued for cash at $1.00 per share           -             -

September 13, 1999 - common stock
issued for cash at $1.00 per share           -             -

September 14, 1999 - common stock
issued for cash at $1.00 per share           -             -

September 21, 1999 - common stock
issued for cash at $1.00 per share           -             -

October 13, 1999 - common stock
issued for cash at $1.00 per share           -             -

October 15, 1999 - common stock
issued for consulting at $1.00 per
share                                        -             -

October 15, 1999 - common stock
issued for consulting services at
$1.00 per share                              -             -

November 11, 1999 - common
stock issued for consulting services
at $1.00 per share                           -             -

Net loss for the year ended
December 31, 1999                            -      (2,976,079)

Balance, December 31, 1999           $       -     $(3,064,392)


                                 1ST GENX, INC.
                          (Formerly 1st Genx.com, Inc.)
             Statements of Stockholders Equity (Deficit) (Continued)


                                                                   Additional
                                            Common Stock            Paid-in
                                        Shares          Amount      Capital
Balance, December 31, 1999            5,920,205   $    5,920   $2,953,303

March 31, 2000 - common stock
issued for cash at $1.00 per share      120,000          120      119,880

March 31, 2000 - common stock
issued for services at $1.00 per
share                                   125,000          125      124,875

April 1, 2000 - common stock
issued for services at $1.00 per
share                                   250,000          250      249,750

May 16, 2000 - common stock
issued for cash at $1.00 per
share                                    60,000           60       59,940

July 1, 2000 - common stock
issued for services at $1.00 per
share                                   275,000          275      274,725

July 27, 2000 - common stock
issued for services at $1.00 per
share                                   187,500          187      187,313

December 31, 2000 - common
stock issued for cash at $1.00
per share                                52,500           53       42,447

Additional paid-in capital                  -            -         90,000

Net loss for the year ended
December 31, 2000                           -            -            -

Balance, December 31, 2000            6,990,205   $    6,990   $4,102,233




                                        Subscription    Accumulated
                                        Receivable      Deficit


Balance, December 31, 1999           $       -      $(3,064,392)

March 31, 2000 - common stock
issued for cash at $1.00 per share           -              -

March 31, 2000 - common stock
issued for services at $1.00 per
share                                        -              -

April 1, 2000 - common stock
issued for services at $1.00 per
share                                        -              -

May 16, 2000 - common stock
issued for cash at $1.00 per
share                                        -              -

July 1, 2000 - common stock
issued for services at $1.00 per
share                                        -              -

July 27, 2000 - common stock
issued for services at $1.00 per
share                                        -              -

December 31, 2000 - common
stock issued for cash at $1.00
per share                                (10,000)           -

Additional paid-in capital                   -              -

Net loss for the year ended
December 31, 2000                            -       (1,594,908)

Balance, December 31, 2000      $     (10,000) $     (4,659,300)





                                 1ST GENX, INC.
                          (Formerly 1st Genx.com, Inc.)
             Statements of Stockholders Equity (Deficit) (Continued)


                                                                   Additional
                                              Common Stock         Paid-in
                                         Shares          Amount    Capital

Balance, December 31, 2000              6,990,205   $    6,990   $4,102,233

January 10, 2001 - common stock
issued for debt reduction at $0.10
per share (unaudited)                   3,775,000        3,775      362,713

January 23, 2001 - common stock
issued for debt reduction valued at
$0.10   per share (unaudited)             250,000          250       24,750

January 31, 2001 - common stock
issued for investment valued at
$0.10   per share (unaudited)             125,000          125       12,375

January 31, 2001 - common stock
issued for debt reduction valued
at $0.10 per share (unaudited)            875,000          875       86,625

April 26, 2001 - common stock
issued for services valued
at $0.08 per share (unaudited)            250,000          250       19,750

Subscription receivable received
(unaudited)                                   -            -            -

Net loss for the six months ended
June 30, 2001 (unaudited)                     -            -            -

Balance, June 30, 2001 (unaudited)     12,265,205   $   12,265   $4,608,446






                                        Subscription    Accumulated
                                        Receivable      Deficit

Balance, December 31, 2000          $  (10,000) $     (4,659,300)

January 10, 2001 - common stock
issued for debt reduction at $0.10
per share (unaudited)                    -              -

January 23, 2001 - common stock
issued for debt reduction valued at
$ 0.10   per share (unaudited)            -              -

January 31, 2001 - common stock
issued for investment valued at
$  0.10   per share (unaudited)            -              -

January 31, 2001 - common stock
issued for debt reduction valued
at $0.10 per share (unaudited)             -              -

April 26, 2001 - common stock
issued for services valued
at $0.08 per share (unaudited)             -              -

Subscription receivable received
(unaudited)                             10,000            -

Net loss for the six months ended
June 30, 2001 (unaudited)                 -         (238,033)

Balance, June 30, 2001 (unaudited)  $     -      $(4,897,333)



                                 1ST GENX, INC.
                          (Formerly 1st Genx.com, Inc.)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                        From
                                                                    Inception of
                                                                     Development
                                                                       Stage on
                                                For the              January 1
                                            Six months ended        2001 through
                                                June 30               June 30
                                            2001         2000           2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                              $    (238,033)   (1,006,909)   $ (238,033)
Adjustments to reconcile
loss from operations to
net cash used by operating activities:
Depreciation and
amortization                                  12,114         42,093       12,114
Bad debt expense                                 -              -              -
Common stock issued for
services                                      20,000        375,000       20,000
Changes in operating assets
and liabilities:
(Increase) decrease in accounts
receivable related party                         -            4,894            -
Increase (decrease) in related
party payables                                   -          474,781            -
Increase (decrease) in gaming
loss reserve                                     -          (14,699)           -
Increase (decrease) in accounts
payable and accrued expenses                  34,431          3,673       34,431

Net Cash (Used) by
 .Operating Activities                       (171,488)      (121,167)   (171,488)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment                         (2,932)        (3,534)     (2,932)

Net Cash (Used) by
nvesting Activities                           (2,932)        (3,534)     (2,932)

CASH FLOWS FROM FINANCING ACTIVITIES

Receipt of subscription
receivable                                    10,000            -        10,000
Proceeds from line
of credit                                    150,000            -       150,000
Proceeds from notes
payable                                       22,399            -        22,399
Payments on notes
payable                                       (6,667)       (62,691)     (6,667)
Proceeds from common
stock                                            -          180,000            -

Net Cash Provided by
inancing activities                          175,732        117,309     175,732

INCREASE IN CASH AND
CASH EQUIVALENTS                               1,312         (7,392)      1,312

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                        806          9,562         806

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                         $     2,118    $     2,170    $  2,118


                                 1ST GENX, INC.
                          (Formerly 1st Genx.com, Inc.)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)



                                                                      From
                                                                  Inception of
                                                                    Development
                                                                   Stage on
                                                For the            January 1
                                             Six months ended      2001 through
                                                   June 30         June 30
                                             2001        2000         2001

CASH PAID FOR:

Interest                                     $    -      $   -       $   -
Income taxes                                 $    -      $   -       $   -

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for investments,
software and licenses                         $ 12,$          -     $ 12,500
Common stock issued
for services                                  $ 20,000   $120,000   $ 20,000
Common stock issued
for debt reduction                            $478,$          -     $478,988



                                 1ST GENX, INC.
                          (Formerly 1st Genx.com, Inc.)
                        Notes to the Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Companys most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 -      GOING CONCERN

     The Companys financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is seeking additional financing from a private placement of common stock. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 3 -      MATERIAL EVENTS

     On May 10, 2001, the Company enacted a one-for-four reverse stock split of its outstanding common stock. Shares have been stated retroactively back to inception.

     The Board of Directors also agreed to change the name of the Company to 1st Genx, Inc.








                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Going Concern and Ability of the Company to Continue

     The Company has a net operating loss carry forward of $4,897,333 since inception through March 31, 2001.

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

Liquidity and Capital Resources

     As of June 30, 2001 the Company has $2,118 in total current assets and equity of $(276,662) with which to pay its obligations. The Company has current liabilities of $397,239 as of June 30, 2001. The Company is involved in a best efforts financing in order to increase the Companys liquidity and capital resources.

Results of Operations

     In the three months ended June 30, 2001 the Company had a net loss of $70,136 compared to a new loss of $446,490 for the same period of 2000. The Company had total operating expenses of 64,620 and other expenses of $5,516 for the three months ended June 30, 2001 compared to a $446,490 loss from discontinued operations for the same period of 2000. The Company had no revenues the second quarter of 2001.

     For the six months ended June 30, 2001 the Company has a net loss of $238,033 compared to a net loss of $1,006,909 for discontinued operations for the same period of 2001. The Company had total operating expenses of $251,592, other expenses of $11,441 and a gain in the disposition of Global E-com subsidiary for $25,000 compared to a $1,006,909 loss from discontinued operations for the same period of 2000. The Company has had no revenues for the six months of 2001

Sale of Common Capital Stock

     During the second quarter of 2001, the Company issued 250,000 shares of common stock to Oasis Information Systems at $.08 per share for services rendered.
                                       12

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

     On April 26, 2001 the Company issued 250,000 shares of common stock for services rendered at $.08 per share ($20,000).

     On May 10, 2001 the Company reversed split the existing 49,560,817 shares of common stock that were outstanding on a one for four (1:4) basis reducing the outstanding shares to 12,390,204 as of this date.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.


                            ITEM 5. OTHER INFORMATION


         None.



                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

                  Amendment
a.       Form 8K filed by reference on June 5, 2001
b.       Report on 8K
              Filed April 10, 2001

                                       13




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                                      1ST GENX, INC.


Dated: August 10, 2001

                                                      By:/S/ Antal Markus
                                                          Antal Markus
                                                          President, Director










                                       S-1