Form 10QSB
period 2001-09-30
1ST GENX INC
filed 2001-11-13
CIK 1096759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                 FORM 10-Q SB/A

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter report ended September 30, 2001
                                       or

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

                                      N/A.
                    (Former name, changed since last report)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

      Class                         Outstanding as of  September 30, 2001
Common Stock, $0.001                             27,265,205
                                        i





                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                   Page

Item 1.                    Consolidated Financial Statements              1

                           Consolidated Balance Sheets  September 30, 2001
                              And December 30, 2000                       2-3

                           Consolidated Statements of Operations   nine months
                              Ended September 30, 2001
                              and September 30, 2000                      4

                           Consolidated Statement of Stockholders Equity  5-8

                           Consolidated Statements of Cash Flows  nine months
                                Ended September 30, 2001
                                and September 30, 2000                    9-10

                           Notes to Consolidated Financial Statements    11

Item 2.                    Managements Discussion and Analysis and
                              Result of  Operations                      12-13



                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                              13

Item 2.                    Changes in Security                            13

Item 3.                    Defaults Upon Senior Securities                13

Item 4.                    Submission of Matter to a Vote of              13
                               Securities Holders

Item 5.                    Other Information                              13

Item 6.                    Exhibits and Reports on Form 8-K               14

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

     The unaudited balance sheet of the Company as of September 30, 2001, and the related audited balance sheet of the Company as of December 31, 2000, the unaudited statement of operations and cash flows for the nine months ended and the audited statements of stockholders equity for the period from December 31, 1997 through December 31, 2000 and the unaudited stockholders equity for the period January 1, 2001 through September 30, 2001 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.








                                        1



                                 1ST GENX, INC.
                          (Formerly 1st Genx.com, Inc.)

                              FINANCIAL STATEMENTS

                    September 30, 2001 and December 31, 2000








                                 1ST GENX, INC.
                          (Formerly 1st Genx.com, Inc.)
                                 Balance Sheets


                                     ASSETS

                                                 September 30,     December 31,
                                                     2001             2000
                                                 (Unaudited)
CURRENT ASSETS

Cash$                                                   16,689        $     806
Notes receivable - related party                        21,166                -

Total Current Assets                                    37,855              806

FIXED ASSETS

Telecommunications equipment                             3,916            2,496
Software                                                76,783           60,000
Office furniture and equipment                          19,211           17,699
Accumulated depreciation                               (28,871)         (10,538)

Total Fixed Assets                                      71,039           69,657

OTHER ASSETS

Intangibles                                             12,500                -
Investments, net                                        55,000           30,000

Total Other Assets                                      67,500           30,000

TOTAL ASSETS                                         $ 176,394        $ 100,463


                                 1ST GENX, INC.
                          (Formerly 1st Genx.com, Inc.)
                           Balance Sheets (Continued)


                  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

                                                 September 30,     December 31,
                                                    2001            2000
                                                 (Unaudited)
CURRENT LIABILITIES

Accounts payable                                      $   100,528    $   171,815
Notes payable - related party                              34,131        352,741
Current portion of notes payable                           58,554         58,554
Accrued expenses                                           27,465         67,954

Total Current Liabilities                                 220,678        651,064

LONG-TERM LIABILITIES

Note payable                                                9,476          9,476

Total Long-Term Liabilities                                 9,476          9,476

Total Liabilities                                         230,154        660,540

STOCKHOLDERS EQUITY (DEFICIT)

Common stock; $0.001 par value, 200,000,000 shares
authorized, 27,265,205 and 6,990,205 shares issued
and outstanding, respectively                              27,265          6,990
Additional paid-in capital                              4,986,266      4,102,233
Subscription receivable                                  (50,000)       (10,000)
Accumulated deficit                                   (5,017,291)    (4,659,300)

Total Stockholders Equity (Deficit)                     (53,760)      (560,077)

TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY (DEFICIT)                                      $   176,394    $   100,463




                                 1ST GENX, INC.
                          (Formerly 1st Genx.com, Inc.)
                            Statements of Operations
                                   (Unaudited)

                                                               For the
                                                     Nine Months Ended
                                                          September 30,
                                                     2001             2000

REVENUES                                     $              -  $             -

OPERATING EXPENSES

   Management fees                                     76,692                -
   Advertising and promotion                            3,643                -
   Depreciation and amortization                       18,333                -
   General and administrative                         267,726                -

     Total Operating Expenses                         366,394                -

OPERATING LOSS                                       (366,394)               -

OTHER INCOME (EXPENSE)

   Interest expense                                   (16,597)               -

     Total Other Income (Expense)                     (16,597)               - )

LOSS FROM CONTINUING
 OPERATIONS                                          (382,991)               -

GAIN (LOSS) FROM DISCONTINUED
 OPERATIONS                                            25,000       (1,733,010)

NET LOSS                                     $       (357,991) $    (1,733,010)

BASIC LOSS PER SHARE                         $          (0.03) $         (0.29)
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                12,600,371        5,932,705


                                                            From
                                                           Inception of
                                                           Developement
                                                           Stage on
                                       For the             January 1,
                                  Three Months Ended       2001 Through
                            September 30,   September 30,  September 30
                                2001            2000          2001

REVENUES                      $           $             $    -

OPERATING EXPENSES

Management fees                 28,631            -       76,692
Advertising and
promotion                            -            -        3,643
Depreciation and
amortization                     6,219            -       18,333
General and
administrative                  79,952            -      267,726

Total Operating
Expenses                       114,802            -      366,394

OPERATING LOSS                (114,802)           -     (366,394)

OTHER INCOME (EXPENSE)

Interest expense                (5,156)           -      (16,597)

Total Other
Income (Expense)                (5,156)           -      (16,597)

LOSS FROM CONTINUING
OPERATIONS                    (119,958)           -     (382,991)

GAIN (LOSS) FROM
DISCONTINUED
OPERATIONS                           -     (726,101)      25,000

NET LOSS                     (119,958)     (726,101)   $(357,991)

BASIC LOSS PER SHARE

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING


                                 1ST GENX, INC.
                          (Formerly 1st Genx.com, Inc.)
                   Statements of Stockholders Equity (Deficit)



                                          Common Stock
                                    Shares           Amount

Balance, December 31, 1997           3,000,000   $   3,000

Net loss for the year ended
December 31, 1998                            -           -

Balance, December 31, 1998           3,000,000       3,000

March 5, 1999, common stock
issued for proprietary rights and
software recorded at $0.40 per
share                                  500,000         500

March 5, 1999, common stock
issued for cash at $0.40 per share     375,000         375

April 3, 1999, common stock
issued for cash at $1.00 per share     150,000         150

May 3, 1999, common stock
issued for cash at $3.00 per share     250,000         250

June 30, 1999, common stock
issued for cash at $1.00 per share     170,000         170

June 30, 1999, common stock
issued for investment at $1.00
per share                              250,000         250

Balance Forward                      4,695,000   $   4,695








                                       Additional
                                        Paid-In      Subscription    Accumulated
                                        Capital        Receivable     Deficit

Balance, December 31, 1997           $  107,020              $ -   $  (79,925)

Net loss for the year ended
December 31, 1998                             -                -       (8,388)

Balance, December 31, 1998              107,020                -      (88,313)

March 5, 1999, common stock
issued for proprietary rights and
software recorded at $0.40 per
share                                   199,500                -            -

March 5, 1999, common stock
issued for cash at $0.40 per share      149,625                -            -

April 3, 1999, common stock
issued for cash at $1.00 per share      149,850                -            -

May 3, 1999, common stock
issued for cash at $3.00 per share      699,750                -            -

June 30, 1999, common stock
issued for cash at $1.00 per share      169,830                -            -

June 30, 1999, common stock
issued for investment at $1.00
per share                               249,750                -            -

Balance Forward                      $1,725,325   $            -   $  (88,313)

                                 1ST GENX, INC.
                          (Formerly 1st Genx.com, Inc.)
             Statements of Stockholders Equity (Deficit) (Continued)




                                            Common Stock
                                       Shares           Amount

Balance Forward                        4,695,000   $   4,695

July 14, 1999 - common stock
issued for cash at $1.00 per share        98,000          98

August 5, 1999 - common stock
issued for cash at $1.00 per share        15,000          15

August 30, 1999 - common stock
issued for cash at $1.00 per share       150,000         150

September 10, 1999 - common stock
issued for cash at $1.00 per share        60,000          60

September 13, 1999 - common stock
issued for cash at $1.00 per share       150,000         150

September 14, 1999 - common stock
issued for cash at $1.00 per share        80,000          80

September 21, 1999 - common stock
issued for cash at $1.00 per share       100,000         100

October 13, 1999 - common stock
issued for cash at $1.00 per share       250,000         250

October 15, 1999 - common stock
issued for consulting at $1.00 per
share                                    250,000         250

October 15, 1999 - common stock
issued for consulting services at
$1.00 per share                            5,538           5

November 11, 1999 - common
stock issued for consulting services
at $1.00 per share                        66,667          67

Net loss for the year ended
December 31, 1999                              -           -

Balance, December 31, 1999             5,920,205   $   5,920







                                       Additional
                                         Paid-In       Subscription  Accumulated
                                         Capital         Receivable    Deficit

Balance Forward                        $ 1,725,325            $ -   $   (88,313)

July 14, 1999 - common stock
issued for cash at $1.00 per share          97,902              -             -

August 5, 1999 - common stock
issued for cash at $1.00 per share          14,985              -             -

August 30, 1999 - common stock
issued for cash at $1.00 per share         149,850              -             -

September 10, 1999 - common stock
issued for cash at $1.00 per share          59,940              -             -

September 13, 1999 - common stock
issued for cash at $1.00 per share         149,850              -             -

September 14, 1999 - common stock
issued for cash at $1.00 per share          79,920              -             -

September 21, 1999 - common stock
issued for cash at $1.00 per share          99,900              -             -

October 13, 1999 - common stock
issued for cash at $1.00 per share         253,750              -             -

October 15, 1999 - common stock
issued for consulting at $1.00 per
share                                      249,750              -             -

October 15, 1999 - common stock
issued for consulting services at
$1.00 per share                              5,531              -             -

November 11, 1999 - common
stock issued for consulting services
at $1.00 per share                          66,600              -             -

Net loss for the year ended
December 31, 1999                                -              -    (2,976,079)

Balance, December 31, 1999             $ 2,953,303   $          -   $(3,064,392)


                                 1ST GENX, INC.
                          (Formerly 1st Genx.com, Inc.)
             Statements of Stockholders Equity (Deficit) (Continued)



                                           Common Stock
                                       Shares           Amount

Balance, December 31, 1999           5,920,205   $   5,920

March 31, 2000 - common stock
issued for cash at $1.00 per share     120,000         120

March 31, 2000 - common stock
issued for services at $1.00 pe
share                                  125,000         125

April 1, 2000 - common stock
issued for services at $1.00 per
share                                  250,000         250

May 16, 2000 - common stock
issued for cash at $1.00 per
share                                   60,000          60

July 1, 2000 - common stock
issued for services at $1.00 per
share                                  275,000         275

July 27, 2000 - common stock
issued for services at $1.00 per
share                                  187,500         187

December 31, 2000 - common
stock issued for cash at $1.00
per share                               52,500          53

Additional paid-in capital                   -           -

Net loss for the year ended
December 31, 2000                            -           -

Balance, December 31, 2000           6,990,205   $   6,990







                                     Additional
                                        Paid-In     Subscription    Accumulated
                                       Capital       Receivable      Deficit

Balance, December 31, 1999           $ 2,953,303           $ -    $(3,064,392)

March 31, 2000 - common stock
issued for cash at $1.00 per share       119,880             -              -

March 31, 2000 - common stock
issued for services at $1.00 pe
share                                    124,875             -              -

April 1, 2000 - common stock
issued for services at $1.00 per
share                                    249,750             -              -

May 16, 2000 - common stock
issued for cash at $1.00 per
share                                     59,940             -              -

July 1, 2000 - common stock
issued for services at $1.00 per
share                                    274,725             -              -

July 27, 2000 - common stock
issued for services at $1.00 per
share                                    187,313             -              -

December 31, 2000 - common
stock issued for cash at $1.00
per share                                 42,447       (10,000)             -

Additional paid-in capital                90,000             -              -

Net loss for the year ended
December 31, 2000                              -             -     (1,594,908)

Balance, December 31, 2000           $ 4,102,233   $     (10,000) $(4,659,300)

                                 1ST GENX, INC.
                          (Formerly 1st Genx.com, Inc.)
             Statements of Stockholders Equity (Deficit) (Continued)



                                            Common Stock
                                       Shares           Amount

Balance, December 31, 2000              6,990,205   $    6,990

January 10, 2001 - common stock
issued for debt reduction at $0.10
per share (unaudited)                   3,775,000        3,775

January 23, 2001 - common stock
issued for debt reduction valued at
$  0.10   per share (unaudited)           250,000          250

January 31, 2001 - common stock
issued for investment valued at
$ 0.10 per share (unaudited)              125,000          125

January 31, 2001 - common stock
issued for debt reduction valued
at $0.10 per share (unaudited)            875,000          875

April 26, 2001 - common stock
issued for services valued
at $0.08 per share (unaudited)            250,000          250

Subscription receivable received
(unaudited)                                     -            -

September 17, 2001 - common stock
issued for cash valued at $0.024
per share (unaudited)                  12,000,000       12,000

September 17, 2001 - common stock
issued for services valued at $0.05
per share (unaudited)                   1,000,000        1,000

September 17, 2001 - common stock
issued for subscription receivable
valued at $0.025 per share
(unaudited)                             2,000,000        2,000

Net loss for the nine months ended
September 30, 2001 (unaudited)                  -            -

Balance, September 30, 2001
(unaudited)                            27,265,205   $   27,265




                                       Additional
                                         Paid-In     Subscription    Accumulated
                                         Capital       Receivable      Deficit

Balance, December 31, 2000            $ 4,102,233   $   (10,000)   $(4,659,300)

January 10, 2001 - common stock
issued for debt reduction at $0.10
per share (unaudited)                     362,713             -              -

January 23, 2001 - common stock
issued for debt reduction valued at
$   0.10   per share (unaudited)          24,750              -              -

January 31, 2001 - common stock
issued for investment valued at
$ 0.10   per share (unaudited)            12,375              -              -

January 31, 2001 - common stock
issued for debt reduction valued
at $0.10 per share (unaudited)             86,625             -              -

April 26, 2001 - common stock
issued for services valued
at $0.08 per share (unaudited)             19,750             -              -

Subscription receivable received
(unaudited)                                     -        10,000              -

September 17, 2001 - common stock
issued for cash valued at $0.024
per share (unaudited)                     280,820             -              -

September 17, 2001 - common stock
issued for services valued at $0.05
per share (unaudited)                      49,000             -              -

September 17, 2001 - common stock
issued for subscription receivable
valued at $0.025 per share
(unaudited)                                48,000       (50,000)             -

Net loss for the nine months ended
September 30, 2001 (unaudited)                  -             -       (357,991)

Balance, September 30, 2001
(unaudited)                           $ 4,986,266   $     (50,000) $(5,017,291)


                                 1ST GENX, INC.
                          (Formerly 1st Genx.com, Inc.)
                            Statements of Cash Flows
                                   (Unaudited)
                                      From

                                                                        From
                                                                    Inception of
                                                                     Development
                                                                      Stage on
                                                 For the               January 1
                                              Nine months ended     2001 through
                                                 September 30       September 30
                                           2001         2000           2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                             $    (357,991) $  (1,733,010)   $(357,991)
Adjustments to reconcile
loss from operations to
net cash used by
operating activities:
Depreciation and
amortization                                18,333         67,564        18,333
Bad debt expense                                 -              -             -
Common stock issued
for services                                70,000        837,500        70,000
Changes in operating
assets and liabilities:
(Increase) decrease in a
ccounts receivable -
related party                              (21,166)         4,894       (21,166)
Increase (decrease)
in related party payables                        -        448,573             -
(Increase) decrease
in deposits                                      -         (3,401)            -
Increase (decrease)
in gaming loss reserve                           -        (14,699)            -
Increase (decrease)
in accounts payable
and accrued
expenses                                  (111,776)        68,429      (111,776)

Net Cash (Used) by
Operating Activities                      (402,600)      (324,150)     (402,600)

CASH FLOWS FROM
INVESTING ACTIVITIES

Purchase of e
quipment                                   (19,715)       (70,916)      (19,715)

Net Cash (Used)
by Investing Activities                    (19,715)       (70,916)      (19,715)

CASH FLOWS FROM
FINANCING ACTIVITIES

Receipt of subscription
receivable                                  10,000              -        10,000
Proceeds from notes
payable                                    142,045         (4,136)      142,045
Payments on notes
payable                                     (6,667)      (168,263)      (6,667)

Proceeds from
common stock                               292,820        252,500       292,820

Net Cash Provided
by Financing activities                    438,198        416,627       438,198

INCREASE IN CASH
AND CASH EQUIVALENTS                        15,883         21,561        15,883

CASH AND CASH EQUIVALENTS
AT BEGINNING
OF PERIOD                                      806          9,562           806

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                       $    16,689    $    31,123   $    16,689


                                 1ST GENX, INC.
                          (Formerly 1st Genx.com, Inc.)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                          Inception of
                                                          Development
                                                            Stage on
                                     For the               January 1,
                                Nine Months Ended        2001 Through
                                   September 30,        September 30,
                                 2001       2000           2001
CASH PAID FOR:
Interest                    $          $           $      -
Income taxes                $          $           $      -

NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued
for investments,
software and licenses      $           $    -      $ 2,500
Common stock issued
for services               $ 70,000    $  120,000  $ 70,000
Common stock issued
for debt reduction         $           $    -      $478,988


                                 1ST GENX, INC.
                          (Formerly 1st Genx.com, Inc.)
                        Notes to the Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Companys most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE 4 -  SUBSEQUENT EVENT

On October 16, 2001, the Company acquired 100% of the outstanding common stock of Oasis Information Systems, Inc. in exchange for 20,000,000 shares of the Companys common stock and 3,000,000 shares of convertible preferred stock at a stated value of $1.00 per share. Oasis was treated as the acquiring entity for legal purposes and the company was the surviving entity for accounting purposes.





                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Going Concern and Ability of the Company to Continue

     The Company has a net operating loss carry forward of $5,017,291 since inception through September 30, 2001.

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

Liquidity and Capital Resources

     As of September 30, 2001 the Company had $37,855 in current assets, of which to pay its obligations. The current assets are comprised of $16,689 in cash and $21,166 in notes receivable. As of September 30, 2001 the Company had $220,678 in current liabilities which is comprised of $100,528 in accounts payable, $34,131 in related party notes, accrued expenses of $27,465 and notes payable of $58,554.

Results of Operations

     For the three months ended September 30, 2001, the Company had a net loss of $(119,958) compared to a net loss of $(726,101) for the same period the year before. The substantial reduction in the net loss stems from the fact that in the year 2000 the Company switched its focus from online gaming to developing software to be used by the online gaming companies. For the three month period 2001 the Company had operating expenses of $114,802 and interest expense of $5,156. The Company had no revenues for the three months ended September 30, 2001.

     For the nine months ended September 30, 2001 the Company had a net loss if $(357,991) compared to a net loss of $(1,733,010) for the same period the year before. For the nine month period the Company had operating expenses of $366,394, interest expense of $16,597 and a $25,000 gain on the sale of Global E Comm, Inc. For the nine months ended September 30, 2001 the Company has not had any revenues.


                                       12

Sale of Common Stock

     On September 17, 2001 the Company issued 12,000,000 shares of common stock at $.024 per share for cash totaling $292,820. On September 17, 2001 the Company also issued 2,000,000 shares of common stock for a stock subscription receivable at $.025 per share totaling $50,000. On the same date the Company also issued 1,000,000 shares of common stock at $.05 for services rendered for total consideration of $50,000.


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


     On September 17, 2001 the Company issued 12,000,000 shares of common stock at $.024 per share for cash totaling $292,820. On September 17, 2001 the Company also issued 2,000,000 shares of common stock for a stock subscription receivable at $.025 per share totaling $50,000. On the same date the Company also issued 1,000,000 shares of common stock at $.05 for services rendered for total consideration of $50,000.


                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.


                            ITEM 5. OTHER INFORMATION


         None.

                                       13

                       ITEM 6. EXHIBITS AND REPORTS ON 8-K


a.       Notice of Special Meeting filed by reference on September 12, 2001.
b.       Form 10QSB filed by reference on August 13, 2001.
c.       Form 10QSB/A filed by reference on May 11, 2001.
d.       Form 10QSB filed by reference on May 10, 2001.



                                       14


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                                   1ST GENX, INC.


Dated: November 12, 2001

                                                   By:/S/ Antal Markus
                                                          Antal Markus
                                                          President


                                                      By: /S/ Jerry Tavitas
                                                              Jerry Tavitas
                                                              President










                                                                  S-1