Form 10KSB
period 2001-12-31
1ST GENX INC
filed 2002-05-20
CIK 1096759

17


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
          [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2001

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 000-27715

                         OASIS INFORMATION SYSTEMS, INC.
                            (Formerly 1st GENX, INC.)
                 (Name of small business issuer in its charter)

         Nevada                                              86-0871081
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

          565 Bernard Ave, Suite 101, Kelowna, BC, Canada V1Y8R4 (Address of principal executive offices) (Zip Code)
Issues telephone no.:  (250) 860-9551

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

         State the issuers revenues for its most recent fiscal year.  $ 0

          State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $141,895.47 (based on price of $0.03 per share as of February 26, 2002). State the number of shares outstanding of each of the issues classes of common equity, as of the latest practicable date.

                  Class                  Outstanding as of December 31, 2001
         Common Stock, $.001 Par Value                       13,621,158


                                        DOCUMENTS INCORPORATED BY REFERENCE
                                                       NONE
Transitional Small Business Disclosure Format.       Yes [x]        No [  ]


                                                1st GENX.COM, INC.
                                                 TABLE OF CONTENTS
                                                                      PART
I                                             Page
Item 1.          Description of Business                                 3-9
Item 2.          Description of Property                                     9
Item 3.          Legal Proceedings                                          9
Item 4.          Submission of Matter to a Vote of Security Holders           9
                                                      PART II
Item 5.          Market for Common Equity and Related Stockholder
                     Matters                                             9-11

Item 6.          Managements Discussion and Analysis or Plan of
                     Operation                                             12-14

Item 7.          Financial Statements                                         15

Item 8.          Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure        15

                                                     PART III

Item 9.          Directors, Executive Officers, Promoters and Control persons;
                     Compliance with Section 16(a) of the Exchange Act  15-16

Item 10.        Executive Compensation                                   17

Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management                                          17

Item 12.        Certain Relationships and Related Transactions          18

Item 13.        Exhibits and Reports on Form 8-K              19


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

          On March 5, 1999, the shareholders ratified the acquisition of the proprietary rights to the software for internet casino and sports book gambling, and the corporate trade style of E-Casino Gaming in exchange for 2,000,000 shares of common stock.

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

          On May 15, 1999 the Company entered into a recission agreement and regained control of Global E-Com,
S.A. a Costa Rican telecommunications corporation.

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

          On May 16, 2000 the Company completed a private placement for 240,000 shares of common stock at $.25 per shares for a total of $60,000. These proceeds were available for the day to day operations while the Company implemented their business model.

          On  July  20,  2000  at  the  Annual  Meeting  of   Shareholders   the
     shareholders ratified by proxy vote to change the name of the Company to 1st GENX.COM, Inc.

          On December 31, 2000 the Company completed a private placement of 210,000 shares of common stock at $.25 per share for a total of $52,500. These proceeds were used for the day to day business operations while the company finished implementing their business plan.


          On October 16, 2001 at a special meeting of the shareholders it was ratified by the shareholders to acquire 100% of the capital stock of Oasis Information Systems, Inc. in exchange for 20,000,000 shares of common stock and 3,000,000 shares of preferred stock. Based on the approval of the Plan of Reorganization the shareholders voted in favor of changing the corporate name to Oasis Information Systems, Inc., this motion was also approved at the meeting. At this same meeting it was also ratified by the shareholders to reverse the outstanding common stock of the Company on a 1 for 2 basis reducing the outstanding shares before the Plan of Reorganization to 13,621,158. As part of the Plan of Reorganization and to comply with reporting standards Oasis Information Systems, Inc. was to provide audited financial statements in a timely manner. However, Oasis Information Systems, Inc. never complied with this item. Due to this non - performance the Plan of Reorganization was never consummated, however the Company still retains the name Oasis Information Systems, Inc. As December 31, 2001 the Company had 13,621,158 shares of common stock issued and outstanding.


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

          It should be noted that although the software has been successfully beta tested, the software is not currently deployed by any company in the gaming industry.

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

          Worldwide it is estimated that in excess of a trillion dollars is wagered annually on the various forms of gambling. The growth of the Internet has far exceeded the growth of any other communication medium in the 20th century. In just under four years the Internet has reached penetration rates that took the television 13 years to reach and the radio over 30 years.
          While the U.S. has been the dominant market for the Internet to date, statistics from Nua Ltd. indicate that approximately 25 percent of Internet users are from Europe and 15 percent are from the Asia Pacific.

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










Internet Gambling Worldwide, Past and Future.

US$                             1997        1998   1999      2000        2001

Adult Home Internet Users        46        81       121       145       159
(In Millions)
Percentage of Users                 15%       18%       21%       24%       27%
Conducting Online Transactions
Potential Internet Gamblers       0.9      14.5      25.4         34.8      43.8
(In Millions)
Per Capita Expenditure            $  146    $  154    $  155    $  160    $  165
Potential Internet Gambling      $1,009    $2,182    $3,922    $5,555    $7,080
Revenue (In Millions)

Estimated Actual Internet        $    0    $  651    $  811    $1,520    $2,330
Gambling Revenue (In Millions)

Source: Deutsche Bank; Christiansen/Cummings Association.

          Although the information presented above is largely about Internet use/gaming and not about software it is important to recognize the increasing demand for Internet services. This affects Oasis Information Systems Inc., due to the fact that the Stealth001 software interfaces directly with the Internet. Also, the clients that will be purchasing the Stealth 001 software on Internet gaming sites, so therefore the Internet market is a relevant fact.

Marketing

          Currently there is no detailed marketing program yet developed by the Company. This is partially due to the Plan of Reorganization not being consummated. However, to deploy this product the Company must develop a strategic marketing plan.

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

         NTN  (AMEX: NTN)

          Operates  as  IWN   Homestretch   and   specializes  in  para-mutual
     (horseracing). NTN is located in California. NTN does not currently accept any wagering. NTNs web site is located at www.iwnonline.com.

Research and Development

The Company has completed beta testing of the Stealth001 software, which became fully functional in October of 2000.

Patents and Trademarks

          The Company has no trademarks in the United States or any other jurisdictions. The Company has an
Internet domain name of 1st GENX.COM.

Employees
          Currently the Company has 2 full time employees in Kelowna, British Columbia, Canada. Management intends to hire additional employees only as needed and as funds are available. In such cases, compensation will be consistent with prevailing wages for the services rendered. It is not anticipated that the Company will have to increase payroll expenditures until such time as revenues exceed $100,000 per month. The Company does not anticipate in the immediate future to offer any employee a bonus profit sharing or deferred compensation plan nor are there any employment contracts with any director or employee. Management intends to hire additional qualified personnel as business conditions warrant. In addition to full time employees, the Company may use the services of certain outside consultants and advisors as needed on a contractual basis.

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

          On Christen Brule vs. E-Vegas.COM, Inc., case # 0995358, failure to deliver a warrant. Counsel assures management that the case is without merit. This case will be heard in the Provincial Court of British Columbia in July of 2002.


Industry Segments

         No information is presented on industry segments.

Item 2.     Description of Property

          The Companys headquarters office is 2,400 square feet at 525 Kelowna Avenue, Suite 101, Kelowna, British Columbia, Canada V1Y8R4. Monthly lease is $1,500 US per month. In addition, the Company maintains a resident agent at Corporate Capital Formation, 1905 So. Eastern Ave., Las Vegas, NV 89104. The Company believes that its current facilities are adequate for the immediate future

Item 3.     Legal Proceedings

          On Christen Brule vs. E-Vegas.COM, Inc., case # 0995358, failure to deliver a warrant. Counsel assures management that the case is without merit. This case will be heard in the Provincial Court of British Columbia in July of 2002.


Item 4.    Submission of Matters to a Vote of Security Holders

          The following matters were submitted to a vote of the Companys Securities Holders during the fourth quarter of the Companys fiscal year ending December 31, 2001. These items were all voted on at the Special Meeting of the Shareholders on October 16, 2001.
          The ratification of an Agreement and Plan of Reorganization to acquire 100% of the capital stock of Oasis Information Systems, Inc. in exchange for 20,000,000 shares of common stock and 3,000,000 shares of preferred stock.

         For                     Against                              Abstain
         7,002,000              10,183                                3,250

          Based on the approval of the Agreement and Plan of Reorganization the shareholders were asked to vote to change the corporate name to Oasis Information Systems, Inc.
         For                    Against                             Abstain
         7,002,000           10,183                               3,250

          In conjunction with the name change and ratification of the Agreement and Plan of Reorganization the next order of business was the election of directors.
                           For                       Against           Abstain
Jerry V. Tavitas            6,989,149              10,183             3,250
Diane G. Terry             6,989,149               10,183             3,250
Randy Walker               6,989,149               10,183             3,250

          The shareholders also ratified a reverse split of the outstanding stock on a 1 for 2 basis reducing the outstanding stock to 13,621,158 common shares.

          It should be noted, that of the above items passed at the special meeting of the shareholders that the Agreement and Plan of Reorganization never closed as due to non performance. Due to this fact the newly installed directors resigned. However, the reverse split of the common stock and the name change to Oasis Information Systems, Inc. are in effect. The resigning Directors appointed Antal Markus to serve as interim President until such time as the Company moves into the internet gaming software development business or a new business is undertaken by the Company.
                                                      PART II

Item 5.  Market for Common Equity and Related Stockholders Matters

          The Companys common stock is traded in the over the counter market and quotations are published on the OTC Bulletin Board under the symbol OSSI and in the National Quotation Bureau, Inc. Quotations in the Companys common stock set forth below do not constitute a reliable indication of the price that a holder of the common stock could expect to receive upon the sale of any particular quantity thereof

          The following table sets forth the range of high and low bid prices of the common stock for each calendar quarterly period since the first of 2000 as reported by the OTC Bulletin Board. The Companys common stock became eligible for trading on the OTC Bulletin Board during the first quarter of 1998. Prices reported represents prices between dealers, do not include retail markups, markdowns and commissions and do not necessarily represent actual transactions.

                           2000                      High              Low
                           First Quarter             $.80              $.60
                           Second Quarter            $.82              $.20
                           Third Quarter             $.37              $.10
                           Fourth Quarter            $.18              $.021

                           2001
                           First Quarter             $.375             $.01
                           Second Quarter            $.15              $.01
                           Third Quarter             $.125             $.01
                           Fourth Quarter            $.55              $.025

          As of  December  31,  2001 the  Company  had  issued  and  outstanding
     13,621,158 shares of common stock and there were approximately 69 shareholders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

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

          On March 31, 2000, the Company issued 60,000 of common stock for cash at $2.00 per share for a total of $120,000. The shares were issued to 4 individuals under Section 4(2) of the 1933 Securities Act and bear a restrictive legend. On March 31, 2000 the Company issued 62,500 shares at $2.00 for services. The total fair market value of the services received was $125,000. These shares were issued under 4(2) of the 1933 Securities Act and bear a restrictive legend. On April 1, 2000 the Company issued 125,000 shares of common stock at $2.00 per share for services. The fair market value of the services received was $250,000. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend. On May 16, 2000 the Company issued 30,000 shares of common stock at $2.00 per share for a total of $60,000 cash. These shares were issued to 3 individuals under section 4(2) of the 1933 Securities Act and bear a restrictive legend. On July 1, 2000 the Company issued 137,500 shares of common stock at $2.00 per share to 3 entities for services. The fair market value of the services received was $275,00. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend. On July 27, 2000 the Company issued 93,750 shares of common stock at $2.00 for services. The fair market value of the services received was $187,500. These shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend. On December 31, 2000 the Company issued 26,250 shares of common stock at $2.00 for cash to 3 individuals for a total of $42,500 cash and a stock subscription receivable for $10,000. These shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend. On January 10, 2001 the Company issued 1,876,055 shares of common stock at $.20 per share for the payment of debt in the amount of $366,488. These shares were issued under section 4 (2) of the 1933 Securities Act and bear a restrictive legend. On January 23, 2001 the Company issued 125,000 shares of common stock at $.20 per share for the payment of debt in the amount of $25,000. These shares were issued under section 4 (2) of the 1933 Securities Act and bear a restrictive legend. On January 31, 2001 the Company issued 62,500 shares of common stock at $.20 per share to acquire the trade style and domain name of GolferCasino.Com. The Company also issued 437,500 shares of common stock at $.20 for the reduction of debt. These shares were issued under section 4 (2) of the 1933 Securities Act and bear a restrictive legend. On April 26, 2001, the Company issued 125,000 shares of common stock to Mara Ventures Inc. at $.20 per share for services rendered. These shares were issued under section 4
     (2) of the 1933 Securities Act and bear a restrictive legend. On September 17, 2001 the Company issued 5,500,000 shares of common stock at .05 per share for cash totaling $275,000. On September 17, 2001 the Company also issued 500,000 shares of common stock for services rendered at $.05 per share totaling $25,000. On the same date the Company also issued 1,000,000 shares of common stock at $.05 for stock subscription receivable for total consideration of $50,000.
          The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings to finance and expand its operations.


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

          Management anticipates outside funding will be necessary to fully implement and market its Stealth001 software. Management will explore debt or equity transactions. There is no assurance that the Company will be able to secure future financing. However, the Company has been successful in the past.
          The Company does not anticipate any significant expenditures for plant or equipment. It will, however, have to continue to update its software. It seemed as if the Company would leave the internet gaming software industry in October of 2001. However, the Agreement and Plan of Reorganization with Oasis Information Systems, Inc. fell through. For the time being management has not yet decided on whether or not to remain in the internet software development business or to pursue another route.

         Existing staff will be sufficient for operations through 2002.
          It should be noted that the Companys auditors HJ Associates, LLC. have expressed in their financial statements and audit opinion letter that there is substantial doubt about the Companys ability to continue as a going concern.

Liquidity and Capital Resources

          The Companys financial statements present a severe impairment of liquidity. The Company has $5,988 in current assets, compared to $361,795 in current liabilities. The current assets are comprised solely of cash, while the current liabilities are comprised of $111,270 in accounts payable, $153,269 in notes payable, $37,256 in other accrued expenses and $60,000 in a line of credit. Management anticipates that outside funding will be necessary to implement and market its Stealth001 software. Management will explore debt or equity transactions. There is no assurance that the Company will be able to secure future financing.
          Therefore, the Companys auditors consider the Company to be a going concern. This contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues to cover its operating costs in the Internet gaming industry and has changed their operating focus to software development to allow it to continue as a going concern. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through software development.

Net Operating Losses

          The Company has accumulated $(5,236,753) of net operating losses as of December 31, 2001, which may used to reduce taxes in future years through 2022. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.
          In the event of certain changes in control of the Company, there will be a annual limitation on the amount of the net operating loss carryforwards which can be used. The potential tax benefit of the net operating loss carryforwards have been offset by a valuation allowance of the same amount.
Results of Operation

          For the year ended December 31, 2001 the Company had a net loss of $577,453 compared to a net loss of $1,594,908 for 2000. Contributing to the net loss as of December 31, 2001 were $396,278 in general and administrative expenses, $121,280 in management fees, $37,053 in depreciation and amortization, $3,643 in advertising, and $19,199 in interest expense. The $1,594,908 net loss for the year ended December 31, 2000 was all attributed to discontinued operations (See Note 8 of the annexed financial statements).
Recent Accounting Pronouncements

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

          Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
Exchange Act.

         The executive officers and directors of the Company are as follows:

                  Name                      Age      Position

                  Antal Markus              44      President (Interim)/Director





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

          The business experience of each of the persons listed below during the past five years is as follows:

          Mr. Tony (Antal) Markus, President (Interim), Director Mr. Markus is an expert in capital financing and merger/acquisitions. He acts as an investment banker for the Companys development as well as Corporate Finance. Currently he is the Chief Executive Officer of Mara Ventures, Inc. since December 13, 1996. Mr. Markus has been involved in Oasis Information Systems, Inc. (formerly 1st Genx.Com, Inc.), since February 10, 1999. In the past 20 years Mr. Markus has successfully run merged public corporations on the Vancouver Stock Exchange and NASDAQ and capitalized all companies with over $100 million. Mr. Markus was the President of Fundamental Financial Corporation from 1995 to 1996.
Section 16(a) Beneficial Ownership Reporting Compliance

          Each of the Companys officers and directors are required to file a Form 3, Annual Statement of Changes in Beneficial Ownership on or before the 45th day after the end of the fiscal year. These reports have not been filed in a timely basis and have recently been filed.

Item 10.  Executive Compensation

          Mr. Markus, the interim President receives $30,000 per year plus related business expenses.
          There are no annuity, pension or retirement benefits proposed to pay to officers, directors or employees of the Corporation in the event of retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries.
          No remuneration other than that reported in paragraph (a) of this item it proposed to be in the future directly or indirectly by the corporation to any officer or director under any plan which is presently existing.




Item 11.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information, to the best knowledge of the Company as of December 31, 2000 with respect to each director and officer and management as a group and any holder owning more than 5% of the outstanding common stock.
Name and             Position    Title of    Amount of
                                                        Percentage of
 Address                        Class        Shares           Ownership*
------------------------------------------------------------------------------
Antal Markus (1)     President   Common   890,625      .07%
565 Bernard Ave
Kelowna, BC V1Y8R4


          Management as a Group        890,625                   .07%

  Others of record own 5% or more

HE Capital S.A                     3,000,000          22%
MJ19 Paseo Del Soperia
Marina Sousa, Dominican Republic

Tab Larson (2)                     1,845,395          14%
P.O. Box 221 RR2
Stromsburg, NB 68566

Marvin Palmer (3)                  1,370,206          10%
2427 West Falls Ave
Kennewick, WA 99336

Neil Palmer (3)                      785,083           6%
2427 West Falls Ave
Kennewick, WA 99336

          *The above percentages are based on 13,621,158 shares of common stock outstanding as of December 31, 2001.
          (1) The total shares owned by Antal Markus include indirect holdings which are held by his immediate family. (2) The holdings of Tab Larson include indirect holdings of his mother Marilyn Larson. (3) It should be noted that Marvin Palmer is the father of Neil Palmer.


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

                                     Oasis Information Systems, Inc.



                                        By:___________________
                                           Antal Markus
                                           President


Dated:  May 16, 2002

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature                           Title                              Date

                                    President (Interim), Director   May 16, 2002
Antal Markus



                         OASIS INFORMATION SYSTEMS, INC.
                            (Formerly 1st GENX, Inc.)

                              FINANCIAL STATEMENTS

                                December 31, 2001





                                                            C O N T E N T S


Independent Auditors Report                                                   3

Balance Sheet                                                                  4

Statement of Operations and Other Comprehensive Loss                           6

Statement of Stockholders Equity (Deficit)                                    7

Statement of Cash Flows                                                        9

Notes to the Financial Statements                                             11




                                                   INDEPENDENT AUDITORS REPORT


To the Board of Directors
Oasis Information Systems, Inc.
(Formerly 1st GenX, Inc.)
(A Development Stage Company)
Kelowna, Canada


We have audited the accompanying balance sheet of Oasis Information Systems, Inc. (formerly 1st GenX, Inc.) (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and from inception of the development stage on January 1, 2001 through December 31, 2001. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards in the United States of America generally accepted. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Oasis Information Systems, Inc. (formerly 1st GenX, Inc.) (a development stage company) as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and from inception of the development stage on January 1, 2001 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has generated losses for the years ended December 31, 2001 and 2000, and has current liabilities in excess of current assets of $355,807 at December 31, 2001 which together raise substantial doubt about its ability to continue as a going concern. Managements plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
May 15, 2002
                         OASIS INFORMATION SYSTEMS, INC.
                            (Formerly 1st GenX, Inc.)
                                  Balance Sheet
   The accompanying notes are an integral part of these financial statements.



                                                                ASSETS
                                2001

CURRENT ASSETS

Cash$                                                                     5,988
Total Current Assets                                                      5,988
FIXED ASSETS (Note 1)

Telecommunications equipment                                             13,862
Software                                                                 76,783
Office furniture and equipment                                           19,210
Accumulated depreciation                                                (35,090)

Total Fixed Assets                                                       74,765

OTHER ASSETS

Intangibles                                                                   -
Investments, net (Note 3)                                                     -

Total Other Assets                                                            -

TOTAL ASSETS                                                           $ 80,753

                         OASIS INFORMATION SYSTEMS, INC.
                            (Formerly 1st GenX, Inc.)
                            Balance Sheet (Continued)


                  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

                                                              December 31,
                                                                  2001

CURRENT LIABILITIES

Accounts payable                                                    $   111,270
Notes payable - related party (Note 4)                                   85,239
Line of credit (Note 10)                                                 60,000
Current portion of notes payable (Note 6)                                68,030
Accrued expenses                                                         37,256

Total Current Liabilities                                               361,795

STOCKHOLDERS EQUITY (DEFICIT)

Common stock; $0.001 par value
, 200,000,000 shares
authorized, 13,621,158 shares
issued and outstanding                                                   13,622
Additional paid-in capital                                            4,987,089
Subscription receivable                                                 (15,000)
Other comprehensive loss                                                (30,000)
Deficit accumulated prior
to the development stage                                             (4,659,300)
Deficit accumulated during
the development stage                                                  (577,453)

Total Stockholders
Equity (Deficit)                                                       (281,042)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)                                       $    80,753
                         OASIS INFORMATION SYSTEMS, INC.
                            (Formerly 1st GenX, Inc.)
              Statements of Operations and Other Comprehensive Loss


                                                                  From
                                                               Inception of
                                                              Development
                                                              Stage on
                                     For the                  January 1,
                                    Year Ended                2001 Through
                                  December 31,               December 31,
                                    2001             2000              2001

REVENUES               $               - $           $               -

OPERATING EXPENSES

Management
fees                             121,280              -        121,280
Advertising
and promotion                      3,643              -          3,643
Depreciation
and amortization                  37,053              -         37,053
General and
administrative                   396,278              -        396,278

Total Operating
Expenses                         558,254              -        558,254

OPERATING LOSS                  (558,254)             -       (558,254)


OTHER INCOME (EXPENSE)

Interest
expense                          (19,199)             -        (19,199)

Total Other
Income (Expense)                 (19,199)             -        (19,199)

LOSS FROM CONTINUING
OPERATIONS                      (577,453)             -       (577,453)

LOSS FROM DISCONTINUED
OPERATIONS                             -     (1,594,908)             -

NET LOSS                        (577,453)    (1,594,908)      (577,453)

OTHER COMPREHENSIVE
LOSS

Loss on valuation of
marketable securities            (30,000)             -        (30,000)

Total Other Comprehensive
Loss                             (30,000)             -        (30,000)

NET COMPREHENSIVE
LOSS                         $  (607,453)  $    (1,554,908) $     (607,453)

BASIC LOSS PER
SHARE

Continuing
operations                  $     (0.07)$            -
Discontinued
operations                           -           (0.49)

Total Loss Per
Share                        $     (0.07)   $     (0.49)

WEIGHTED AVERAGE NUMBER OF
SHARES
OUTSTANDING                    8,137,225      3,275,826
                         OASIS INFORMATION SYSTEMS, INC.
                            (Formerly 1st GenX, Inc.)
                  Statements of Stockholders Equity (Deficit)


                                                               Additional
                                         Common Stock          Paid-In
                                  Shares         Amount           Capital

Balance, December
31, 1999                              2,960,103   $    2,961   $2,956,262

March 31, 2000, common stock
issued for cash at
$2.00 per share                          60,000           60      119,940

March 31, 2000, common stock
issued for services at $2.00
per share                                62,500           63            -

April 1, 2000, common stock issued
for services at $2.00
per share                               125,000          125      249,875

May 16, 2000, common stock issued
for cash at $2.00
per share                                30,000           30       59,970

July 1, 2000, common stock issued
for services at
$2.00 per share                         137,500          137      274,863

July 27, 2000, common stock issued
for services at
$2.00 per share                          93,750           94      187,406

December 31, 2000, common stock
issued for cash at
$2.00 per share                          26,250           26       42,474

Additional paid-in
capital                                       -            -       90,000

Net loss for the year ended
December
31, 2000                                      -            -            -
Balance, December
31, 2000                              3,495,103   $    3,496   $4,105,727





                                                        Other
                                                        Comprehensive
                                        Subscription    Income      Accumulated
                                        receivable      (loss)       deficit





Balance, December 31, 1999        $            -    $            -  $(3,064,392)

March 31, 2000, common stock
issued for cash at $2.00 per share             -                 -             -

March 31, 2000, common stock
issued for services at $2.00
per share                                      -                 -             -

April 1, 2000, common stock issued
for services at $2.00 per share                -                 -             -

May 16, 2000, common stock issued
for cash at $2.00 per share                    -                 -             -

July 1, 2000, common stock issued
for services at $2.00 per share                -                 -             -

July 27, 2000, common stock issued
for services at $2.00 per share                -                 -             -

December 31, 2000, common stock
issued for cash at $2.00 per share       (10,000)                -             -

Additional paid-in capital                     -                 -             -

Net loss for the year ended
December 31, 2000                              -                 -   (1,594,908)

Balance, December 31, 2000           $   (10,000)   $            -  $(4,659,300)









                         OASIS INFORMATION SYSTEMS, INC.
                            (Formerly 1st GenX, Inc.)
             Statements of Stockholders Equity (Deficit) (Continued)


                                                                    Additional
                                         Common Stock               Paid-In
Bacance, December 31, 2000            3,495,103   $    3,496   $4,105,727

January 10, 2001, common stock
issued for debt reduction at
$0.20 per share                       1,876,055        1,876      364,612

January 23, 2001, common stock
issued for debt reduction valued
at $0.20 per share                      125,000          125       24,875

January 31, 2001, common stock
issued for investment valued at
$0.20 per share                          62,500           63       12,437

January 31, 2001, common stock
issued for debt reduction valued
at $0.20 per share                      437,500          437       87,063

April 26, 2001, common stock
issued for services valued at
$0.20 per share                         125,000          125       24,875

Subscription receivable received              -            -            -

September 17, 2001, common stock
issued for cash valued at $0.05
per share                             5,500,000        5,500      269,500

September 17, 2001, common stock
issued for debt reduction valued
at $0.05 per share                      500,000          500       24,500

September 17, 2001, common stock
issued for services valued
at $0.05 per share                      500,000          500       24,500

September 17, 2001, common stock
issued for subscription receivable
valued at $0.05 per share             1,000,000        1,000       49,000

Subscription receivable received              -            -            -

Unrealized loss on securities                 -            -            -

Net loss for the year ended
December 30, 2001                             -            -            -

Balance, December 31, 2001           13,621,158   $   13,622   $4,987,089



















                                                           Other
                                      Subscription   Comprehensive  Accumulated
                                        Receivable     Income (Loss)     Deficit
Balance, December 31, 2000           $   (10,000)$            -    $(4,659,300)

January 10, 2001, common stock
issued for debt reduction at
$0.20 per share                                -              -              -

January 23, 2001, common stock
issued for debt reduction valued
at $0.20 per share                             -              -              -

January 31, 2001, common stock
issued for investment valued at
$0.20 per share                                -              -              -

January 31, 2001, common stock
issued for debt reduction valued
at $0.20 per share                             -              -              -

April 26, 2001, common stock
issued for services valued at
$0.20 per share                                -              -              -

Subscription receivable received          10,000              -              -

September 17, 2001, common stock
issued for cash valued at $0.05
per share                                      -              -              -

September 17, 2001, common stock
issued for debt reduction valued
at $0.05 per share                             -              -              -

September 17, 2001, common stock
issued for services valued
at $0.05 per share                             -              -              -

September 17, 2001, common stock
issued for subscription receivable
valued at $0.05 per share                (50,000)             -              -

Subscription receivable received          35,000              -              -

Unrealized loss on securities                  -        (30,000)             -

Net loss for the year ended
December 30, 2001                              -              -       (577,453)

Balance, December 31, 2001           $   (15,000) $     (30,000) $   (5,236,753)



                         OASIS INFORMATION SYSTEMS, INC.
                            (Formerly 1st GenX, Inc.)
                            Statements of Cash Flows


                                                                    From
                                                                Inception of
                                                                   Development
                                                                      Stage on
                                            For the                  January 1,
                                           Year Ended              2001 Through
                                         December 31,             December 31,
                                      2001            2000              2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                               $(577,453) $  (1,594,908) $ (577,453)
Adjustments to reconcile loss
to net cash used
by operating activities:
Depreciation and
amortization                              37,052       95,221       37,052
Bad debt expense                          42,066      145,340       42,066
Loss on disposition
of assets                                      -      105,843            -
Common stock issued
for services                              50,000      837,500       50,000
Changes in operating assets
and liabilities:
(Increase) in accounts receivable
related party                            (42,066)           -      (42,066)
(Increase) decrease in
deposits                                       -      147,830            -
Increase (decrease) in
accounts payable                          51,955      163,595       51,955
Increase (decrease) in
gaming loss reserve                            -     (213,648)           -
Increase (decrease) in
accrued expenses                         (35,698)      57,595      (35,698)
(Increase) decrease in
reserve for discontinued
operations                                     -     (379,458)           -

Net Cash Used by Operating
Activities                              (474,144)    (635,090)    (474,144)

CASH FLOWS FROM INVESTING ACTIVITIES

Equipment
purchased                                (29,660)     (24,877)     (29,660)
Investments
purchased                                      -            -            -

Net Cash Used by Investing
Activities                               (29,660)     (24,877)     (29,660)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party
notes payable                             98,325            -       98,325
Subscription
receivable                                     -      (10,000)           -
Advances to
hareholder                                     -     (140,446)           -
Payments on related party
notes payable                            (12,078)           -      (12,078)
Payments on notes
payable                                 (256,667)    (132,724)    (256,667)
Proceeds from notes
payable                                  359,406      681,881      359,406
Contributed
capital                                        -       30,000            -
Proceeds from common
stock                                    320,000      222,500      320,000

Net Cash Provided by Financing
Activities                               508,986      654,211      508,986

INCREASE IN
CASH                                       5,182       (8,756)       5,182

CASH AT BEGINNING
OF YEAR                                      808        9,562          808

CASH AT END OF
YEAR                                   $   5,988    $     806    $   5,988


                         OASIS INFORMATION SYSTEMS, INC.
                            (Formerly 1st GenX, Inc.)
                      Statements of Cash Flows (Continued)


                                                               From
                                                                 Inception of
                                                                  Development
                                                                    Stage on
                                           For the                  January 1,
                                        Year Ended                2001 Through
                                         December 31,             December 31,
                                   2001            2000              2001

CASH PAID FOR:

   Interest                       $          -   $            -  $    -
   Income taxes                 $            -   $            -  $    -
NON-CASH INVESTING AND FINANCING
 ACTIVITIES

   Common stock issued for investments
, software
    and licenses                   $    12,500   $        -  $          12,500
   Common stock issued for
 services                         $  50,000   $      120,000  $     50,000
   Common stock issued for d
ebt reduction                     $ 503,988   $            -  $    503,988


                         OASIS INFORMATION SYSTEMS, INC.
                            (Formerly 1st GenX, Inc.)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000
                                       20


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

     On October 2, 1999,  the Company  formed a Costa Rican  Corporation  called
Global   E-Comm,   Inc.   and   became   a   wholly-owned   subsidiary   in  the
telecommunications business in Latin America.

     On May 15, 2000, the Company entered into a Recission Agreement with Presidents Telecom, Inc. (Presidents) whereby the Company reacquired 100% ownership in Global E-Com, S.A. (Global). The consolidated financial statements have been retroactively restated to show the transaction as if the sale did not occur in October 1999.
     On May 10, 2001, the Company enacted a one-for-four reverse stock split of its outstanding common stock and on October 16, 2001 the Company enacted a one-for-two reverse split of its outstanding common stock. Shares have been retroactively stated for these reverse stock splits.

     On October 18, 2001, the Company changed its name to Oasis Information Systems, Inc. in conjunction with a failed reverse merger. (See Note 9).




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

              c.  Basic Loss Per Common Share

     Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

              d.  Income Taxes

At December 31, 2001, the Company had net operating loss carryforwards of approximately $3,400,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the consolidated financial statements as the Company believes that the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount. The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:
                                             For the Years Ended
                                           December 31,
                                        2001                2000

Income tax benefit at statutory rate   $ 183,454    $ 130,744
Change in valuation allowance           (183,454)    (130,744)

                              $            $                -


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d.  Income Taxes (Continued)

              Deferred tax assets (liabilities) are comprised of the following:

                                        For the Years Ended
                                          December 31,
                                   2001                2000

Income tax benefit at statutory rate   $ 1,300,939    $ 1,117,485
Change in valuation allowance           (1,300,939)    (1,117,485)

                                $              $                -

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

              e.  Fixed Assets

     Fixed   assets  are  stated  at  cost,   less   accumulated   depreciation.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years. Expenditures for property additions and betterments are capitalized at cost. Maintenance and repairs are charged to expense when incurred.
              f.  Revenue Recognition
     The Company operated in one industry which was internet gaming. The Company recognized revenues from its gaming activities upon completion of the activity upon which the wager was placed. Winnings were recorded as revenues. Losses were recorded as gaming payouts. Funds held for customers but not yet wagered were carried as a liability known as gaming loss reserve. These operations were discontinued during the year ended December 31, 2000. When the Company begins new operations, new revenue recognition policies will be described.




NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              g. Recent Accounting Pronouncements
     SFAS No.s 141 and 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending December 31, 2002 for the Company.
     SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

     SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the reporting unit to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

     While the Company has not completed the process of determining the effect of these new accounting pronouncements on its consolidated financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.




NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              g. Recent Accounting Pronouncements (Continued)

     SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Companys consolidated financial statements, when it becomes effective, will not be significant.

     SFAS No. 144 On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
Be  Disposed  Of.  SFAS  144  applies  to  all  long-lived   assets  (including
discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business.

     SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under discontinued operations in the financial statements amounts for operating losses that have not yet occurred.

     Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              g. Recent Accounting Pronouncements (Continued)

     While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Companys consolidated financial statements, when it becomes effective, will not be significant.

NOTE 3 -      INVESTMENTS
                                                       December 31,
                                                          2001

At December 31, 2000, the Company held 150,000 shares
in Hussongs America, Inc. for a total cost of $30,000.
This investment has been recorded at cost.               $30,000

On June 30, 1999, the Company acquired 2,193,750
shares of E-Betta Bunch.Com, Inc. (Betta Bunch)
which was approximately 24% of the total outstanding
common stock of Betta Bunch, by issuing 1,000,000
shares of the Companys common stock valued at
$250,000 and cash invested of $46,042. The Companys
investment in Betta Bunch has been accounted for using
the equity method. Betta Bunch is an online gaming
company. The investment has been written down by a
loss of $296,042 as of December 31, 2000.                      -

Total Investments                                        $30,000

     The Company recorded an unrealized loss of $30,000 associated with the Hussongs America, Inc. stock.

NOTE 4 -      NOTES PAYABLE - RELATED PARTY

     The Company has notes payable to shareholders in the amount of $145,239 at December 31, 2001. The amounts bear interest at 10%, are unsecured and due on demand.


NOTE 5 -      COMMON STOCK

     In March 2000, 60,000 shares of common stock were issued at $2.00 per share, for cash totaling $120,000. In March 2000, 62,500 shares of common stock were issued at $2.00 per share, for services totaling $125,000. In April 2000, 125,000 shares of common stock were issued at $2.00 per share, for services totaling $250,000. In May 2000, 30,000 shares of common stock were issued at $2.00 per share, for cash totaling $60,000. In July 2000, 137,500 shares of common stock were issued at $2.00 per share, for services totaling $275,000. In July 2000, 93,750 shares of common stock were issued at $2.00 per share, for services totaling $187,500. In December 2000, 26,750 shares of common stock were issued at $0.25 per share, for cash totaling $52,500 of which $10,000 is a subscription receivable. On January 10, 2001, 15,100,000 shares of common stock were issued at $0.025 per share, for debt reduction totaling $366,488. On January 23, 2001, 1,000,000 shares of common stock were issued at $0.025 per share, for debt reduction totaling $25,000. On January 31, 2001, 500,000 share of common stock were issued at $0.025 per share for the right to use the domain name, GolfCasino.com. On January 31, 2001, 3,500,000 shares of common stock were issued at $0.025 per share for reduction totaling $87,500.

NOTE 6 -      NOTE PAYABLE

     On June 21, 1999, the Company purchased software and computer equipment from an unrelated party. An initial payment of $43,957 was due in 2000 and payments of $4,738 are due quarterly over a 24-month period. The note bears an imputed interest rate of 10%, is secured by equipment, and is past due, as such the entire amount is presented as a current liability. At December 31, 2001, the balance due was $68,030.




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

NOTE 8 -      DISCONTINUED OPERATIONS

              Global ECom, Inc.

     Effective December 31, 2000, Global ECom, Inc. ceased all operations. The following is a summary of the loss from discontinued operations resulting from the elimination of the operations of Global ECom, Inc. The consolidated financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.
                                    For the Year
                                     Ended
                                   December 31,
                                        2000

REVENUES                            $ 104,603

OPERATING EXPENSES

Cost of sales                          78,690
General and administrative             59,006
Depreciation                           38,342

Total Operating Expenses              176,038

LOSS FROM OPERATIONS                  (71,435)

OTHER INCOME (EXPENSES)

Other income                               80

Total Other Income (Expense)               80

LOSS BEFORE INCOME TAXES              (71,355)

INCOME TAXES                                -

LOSS FROM DISCONTINUED OPERATIONS
 GLOBAL ECom, Inc.                 $ (71,355)


NOTE 8 -      DISCONTINUED OPERATION (Continued)

              1stGenX.Com, Inc.

          Effective December 31, 2000, 1stGenX.Com, Inc. ceased all Internet gambling operations and began operations in software development. The following is a summary of the loss from discontinued operations resulting from elimination of the operations in the Internet gambling business. The financial statements have been restated to reflect this event. No tax benefit has been attributed to the discontinued operations.
                                                           For the Year
                                                 Ended December 31, 2000

 REVENUES

Gaming revenues                                       $    57,441
Other revenues                                                  -

Total Revenues                                             57,441

GAMING PAYOUTS                                             46,344

GROSS MARGIN                                               11,097

OPERATING EXPENSES

Management fees                                            62,500
Advertising and promotion                                  22,182
Depreciation and amortization                              56,879
General and administrative                              1,257,451

Total Operating Expenses                                1,399,012

OPERATING LOSS                                         (1,387,915)

OTHER INCOME (EXPENSE)

Loss on equity investment                                       -
Loss on disposition of assets                            (105,843)
Interest income                                                 -
Interest expense                                          (29,795)

Total Other Income (Expense)                             (135,638)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES    (1,523,553    )

INCOME TAXES                                                    -

LOSS FROM DISCONTINUED OPERATIONS  Internet Gaming   $(1,523,553)

TOTAL LOSS FROM DISCONTINUED OPERATIONS
GLOBAL Ecom, Inc. and Internet Gaming               $(1,594,908)




NOTE 9 -      MATERIAL EVENTS

          On February 28, 2001, the Company agreed to sell 100% of its wholly-owned subsidiary Global ECom, Inc. to Spectrum Ventures, Ltd. in exchange for 500,000 shares of Spectrum common stock, no value has been assigned to the sale.

          On October 16, 2001, the Company enacted a one-for-two reverse stock split of its outstanding common stock. Shares have been state retroactively back to inception.

          On October 16, 2001 the shareholders approved the acquisition of 100% of the capital stock of Oasis Information Systems, Inc., a Nevada corporation, in exchange for 20,000,000 shares of authorized but unissued $.001 par value common stock and 3,000,000 shares of convertible, voting preferred stock.

          On March 13, 2002 the management and directors of Oasis Information Systems, Inc. (formerly 1st GenX, Inc.) sighting a lack of liquidity and the inability to meet the financial reporting standards of the OTC-BB voted to rescind the October 16, 2001 Agreement and Plan of Reorganization. Furthermore, at this same meeting the management and directors tendered their resignations. Therefore, all assets subject to liabilities of Oasis Information Systems, Inc. will be returned to their shareholders, while 20,000,000 shares of $.001 par value common stock and 3,000,000 shares of voting convertible stock will be returned to the treasury of 1st GenX, Inc. It should be noted that this transaction never closed due to the inability of the acquired company to provide audited financial statements in a timely manner as per the Agreement and Plan of Reorganization. The Company expensed $42,066 as a bad debt expense associated with the failed merger.

NOTE 10 -     LINE OF CREDIT

          Confederation Capital has committed to extended long-term financing in the form of a line of credit. The Company may draw up to $500,000. Advances will bear interest at 2% over the U.S. prime rate. As of December 31, 2001, the Company has drawn advances in the amount of $60,000.

NOTE 11 -     GOING CONCERN

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