Form 10KSB/A
period 2001-12-31
1ST GENX INC
filed 2002-05-23
CIK 1096759

17


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

          On May 15, 1999 the Company entered into a recission agreement and regained control of Global E-Com,S.A. a Costa Rican telecommunications corporation.

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

         It should be noted that the Companys auditors have expressed in their audit report letter that there is substantial doubt about the Companys ability to continue as a going concern.

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

          Therefore, there is substatial doubt about the Companys ability to continue as a going concern. This contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues to cover its operating costs in the Internet gaming industry and has changed their operating focus to software development to allow it to continue as a going concern. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through software development.

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

Signature                           Title                              Date

                                    President (Interim), Director   May 16, 2002
Antal Markus










                         OASIS INFORMATION SYSTEMS, INC.
                            (Formerly 1st GENX, Inc.)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2001








                                 C O N T E N T S


Independent Auditors Report............................................... 3

Balance Sheet............................................................. 4

Statement of Operations and Other Comprehensive Loss...................... 6

Statement of Stockholders Equity (Deficit)................................ 7

Statement of Cash Flows................................................... 9

Notes to the Financial Statements......................................... 11



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



HJ & Associates, LLC
Salt Lake City, Utah
May 15, 2002



                         OASIS INFORMATION SYSTEMS, INC.
                            (Formerly 1st GenX, Inc.)
                          (A Development Stage Company)
                                  Balance Sheet



                                     ASSETS

                                                         December 31,
                                                            2001

CURRENT ASSETS

Cash                                                     $      5,988

Total Current Assets                                            5,988

FIXED ASSETS (Note 1)

Telecommunications equipment                                   13,862
Software                                                       76,783
Office furniture and equipment                                 19,210
Accumulated depreciation                                      (35,090)

Total Fixed Assets                                             74,765

OTHER ASSETS

Intangibles                                                         -
Investments, net (Note 3)                                           -

Total Other Assets                                                  -

TOTAL ASSETS                                              $    80,753




                         OASIS INFORMATION SYSTEMS, INC.
                            (Formerly 1st GenX, Inc.)
                          (A Development Stage Company)
                            Balance Sheet (Continued)


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

Common stock; $0.001 par value, 200,000,000 shares
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

TOTAL LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)      $    80,753



                         OASIS INFORMATION SYSTEMS, INC.
                            (Formerly 1st GenX, Inc.)
                          (A Development Stage Company)
              Statements of Operations and Other Comprehensive Loss


                                                                       From
                                                                  Inception of
                                                                   Development
                                                                     Stage on
                                           For the                  January 1,
                                         Year Ended                2001 Through
                                        December 31,               December 31,
                                   2001              2000              2001

REVENUES                       $            -    $           -     $          -

OPERATING EXPENSES

Management fees                       121,280                -          121,280
Advertising and
promotion                               3,643                -            3,643
Depreciation and
amortization                           37,053                -           37,053
General and
administrative                        396,278                -          396,278

Total Operating
  Expenses                            558,254                -          558,254

OPERATING LOSS                       (558,254)               -         (558,254)

OTHER INCOME (EXPENSE)

Interest expense                      (19,199)               -          (19,199)

Total Other Income
(Expense)                             (19,199)               -          (19,199)

LOSS FROM CONTINUING
OPERATIONS                           (577,453)               -         (577,453)

LOSS FROM DISCONTINUED
OPERATIONS                                  -       (1,594,908)               -

NET LOSS                             (577,453)      (1,594,908)        (577,453)

OTHER COMPREHENSIVE LOSS

Loss on valuation of marketable
securities                            (30,000)               -          (30,000)

Total Other Comprehensive
Loss                                  (30,000)               -          (30,000)

NET COMPREHENSIVE
LOSS                            $    (607,453)     $(1,594,908)      $ (607,453)

BASIC LOSS PER SHARE

Continuing
operations                      $       (0.07)     $         -

Discontinued
operations                                  -            (0.49)

Total Loss
Per Share                       $       (0.07)     $     (0.49)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                  8,137,225        3,275,826



                         OASIS INFORMATION SYSTEMS, INC.
                            (Formerly 1st GenX, Inc.)
                          (A Development Stage Company)
                   Statements of Stockholders Equity (Deficit)


                                                              Additional
                                           Common Stock         Paid-In
                                       Shares         Amount    Capital

Balance, December 31, 1999            2,960,103   $    2,961  $ 2,956,262

March 31, 2000, common stock
issued for cash at $2.00 per share       60,000           60      119,940

March 31, 2000, common stock
issued for services at $2.00
per share                                62,500           63      124,937

April 1, 2000, common stock issued
for services at $2.00 per share         125,000          125      249,875

May 16, 2000, common stock issued
for cash at $2.00 per share              30,000           30       59,970

July 1, 2000, common stock issued
for services at $2.00 per share         137,500          137      274,863

July 27, 2000, common stock issued
for services at $2.00 per share          93,750           94      187,406

December 31, 2000, common stock
issued for cash at $2.00 per share       26,250           26       42,474

Additional paid-in capital                    -            -       90,000

Net loss for the year ended
December 31, 2000                             -            -            -

Balance, December 31, 2000            3,495,103   $    3,496  $ 4,105,727





                                                          Other
                                    Subscription    Comprehensive   Accumulated
                                     Receivable      Income (Loss)    Deficit


Balance, December 31, 1999           $ 2,960,103   $      2,961     $ 2,956,262

March 31, 2000, common stock
issued for cash at $2.00 per share             -              -               -

March 31, 2000, common stock
issued for services at $2.00
per share                                      -              -               -

April 1, 2000, common stock issued
for services at $2.00 per share                -              -               -

May 16, 2000, common stock issued
for cash at $2.00 per share                    -              -               -

July 1, 2000, common stock issued
for services at $2.00 per share                -              -               -

July 27, 2000, common stock issued
for services at $2.00 per share                -              -               -

December 31, 2000, common stock
issued for cash at $2.00 per share       (10,000)             -               -

Additional paid-in capital                     -              -               -

Net loss for the year ended
December 31, 2000                              -              -      (1,594,908)

Balance, December 31, 2000          $    (10,000)  $          -     $(4,659,300)









                        OASIS INFORMATION SYSTEMS, INC.
                            (Formerly 1st GenX, Inc.)
                          (A Development Stage Company)
             Statements of Stockholders Equity (Deficit) (Continued)


                                                                Additional
                                           Common Stock          Paid-In
                                        Shares         Amount    Capital

Balance, December 31, 2000            3,495,103   $    3,496  $ 4,105,727

January 10, 2001, common stock
issued for debt reduction at
$0.20 per share                       1,876,055        1,876      364,612

January 23, 2001, common stock
issued for debt reduction valued
at $0.20 per share                      125,000          125       24,875

January 31, 2001, common stock
issued for investment valued at
$0.20 per share                          62,500           63       12,437

January 31, 2001, common stock
issued for debt reduction valued
at $0.20 per share                      437,500          437       87,063

April 26, 2001, common stock
issued for services valued at
$0.20 per share                         125,000          125       24,875

Subscription receivable received              -            -            -

September 17, 2001, common stock
issued for cash valued at $0.05
per share                             5,500,000        5,500      269,500

September 17, 2001, common stock
issued for debt reduction valued
at $0.05 per share                      500,000          500       24,500

September 17, 2001, common stock
issued for services valued
at $0.05 per share                      500,000          500       24,500

September 17, 2001, common stock
issued for subscription receivable
valued at $0.05 per share             1,000,000        1,000       49,000

Subscription receivable received              -            -            -

Unrealized loss on securities                 -            -            -

Net loss for the year ended
December 30, 2001                             -            -            -

Balance, December 31, 2001           13,621,158   $   13,622  $ 4,987,089

Deficit accumulated prior
to the development stage                      -            -            -

Deficit accumulated during
the development stage                         -            -            -

Total accumulated deficit                     -            -            -






                                                                         Other
                                      Subscription   Comprehensive   Accumulated
                                        Receivable    Income (Loss)      Deficit

Balance, December 31, 2000           $   (10,000)  $           -    $(4,659,300)

January 10, 2001, common stock
issued for debt reduction at
$0.20 per share                                -               -               -

January 23, 2001, common stock
issued for debt reduction valued
at $0.20 per share                             -               -               -

January 31, 2001, common stock
issued for investment valued at
$0.20 per share                                -               -               -

January 31, 2001, common stock
issued for debt reduction valued
at $0.20 per share                             -               -               -

April 26, 2001, common stock
issued for services valued at
$0.20 per share                                -               -               -

Subscription receivable received          10,000               -               -

September 17, 2001, common stock
issued for cash valued at $0.05
per share                                      -               -               -

September 17, 2001, common stock
issued for debt reduction valued
at $0.05 per share                             -               -               -

September 17, 2001, common stock
issued for services valued
at $0.05 per share                             -               -               -

September 17, 2001, common stock
issued for subscription receivable
valued at $0.05 per share                (50,000)              -               -

Subscription receivable received          35,000               -               -

Unrealized loss on securities                  -         (30,000)              -

Net loss for the year ended
December 30, 2001                              -               -       (577,453)

Balance, December 31, 2001           $   (15,000)   $    (30,000)    (5,236,753)

Deficit accumulated prior
to the development stage                       -               -    $(4,659,300)

Deficit accumulated during
the development stage                          -               -       (577,453)

Total accumulated deficit                      -               -    $(5,236,753)








                                          OASIS INFORMATION SYSTEMS, INC.
                                             (Formerly 1st GenX, Inc.)
                                           (A Development Stage Company)
                                             Statements of Cash Flows


                                                                        From
                                                                   Inception of
                                                                    Development
                                                                      Stage on
                                                       For the       January 1,
                                                     Year Ended    2001 Through
                                                    December 31,    December 31,
                                                 2001        2000        2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                     $(577,453) $(1,594,908) $(577,453)
Adjustments to reconcile loss to net
 cash used by operating activities:
Depreciation and amortization                   37,053       95,221     37,053
Bad debt expense                                42,065      145,340     42,065
Loss on disposition
of assets                                            -      105,843          -
Common stock issued
for services                                    50,000      837,500     50,000
Changes in operating assets
and liabilities:
(Increase) in accounts receivable
related party                                  (42,066)           -    (42,066)
(Increase) decrease
in deposits                                          -      147,830          -
Increase (decrease) in
accounts payable                                51,955      163,595     51,955
Increase (decrease) in gaming
loss reserve                                         -     (213,648)         -
Increase (decrease) in
accrued expenses                               (35,698)      57,595    (35,698)
(Increase) decrease in reserve for
discontinued
operations                                           -     (379,458)         -

Net Cash Used by Operating
Activities                                    (474,144)    (635,090)  (474,144)

CASH FLOWS FROM INVESTING ACTIVITIES

Equipment purchased                            (29,660)     (24,877)   (29,660)
Investments purchased                                -            -          -

Net Cash Used by
Investing Activities                           (29,660)     (24,877)   (29,660)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party
notes payable                                   98,325            -     98,325
Subscription
receivable                                           -      (10,000)         -
Advances to
shareholder                                          -     (140,446)         -
Payments on related party
notes payable                                  (12,078)           -    (12,078)
Payments on
notes payable                                 (256,667)   (132,724)   (256,667)
Proceeds from
notes payable                                  359,406      681,881    359,406
Contributed
capital                                              -       30,000          -
Proceeds from
common stock                                   320,000      222,500    320,000

Net Cash Provided by Financing
Activities                                     508,986      651,211    508,986

INCREASE IN CASH                                 5,182       (8,756)     5,182

CASH AT BEGINNING
OF YEAR                                            806        9,562        806

CASH AT END
OF YEAR                                      $   5,988    $     806 $    5,988



                         OASIS INFORMATION SYSTEMS, INC.
                            (Formerly 1st GenX, Inc.)
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)


                                                                      From
                                                                  Inception of
                                                                   Development
                                                                     Stage on
                                                  For the          January 1,
                                                 Year Ended       2001 Through
                                                 December 31,      December 31,
                                                2001       2000       2001
CASH PAID FOR:
Interest                                     $      -   $      -    $       -
Income taxes                                 $      -   $      -    $       -

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for investments,
 software and licenses                       $ 12,500   $      -    $  12,500
Common stock issued
for services                                 $ 50,000   $837,500    $  50,000
Common stock issued
for debt reduction                           $503,988   $      -    $ 503,988


                         OASIS INFORMATION SYSTEMS, INC.
                            (Formerly 1st GenX, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000



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

     The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:
                                         For the Years Ended
                                             December 31,
                                          2001          2000

Income tax benefit at statutory rate   $ 183,454    $ 130,744
Change in valuation allowance           (183,454)    (130,744)

                                      $     -       $     -



NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d.  Income Taxes (Continued)

Deferred tax assets (liabilities) are comprised of the following:

                                           For the Years Ended
                                              December 31,
                                           2001          2000

Income tax benefit at statutory rate   $ 1,300,939    $ 1,117,485
Change in valuation allowance           (1,300,939)    (1,117,485)

                                       $       -      $      -

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

NOTE 3 -      INVESTMENTS
                                                       December 31,
                                                          2001
 December 31, 2001, the Company held 150,000 shares
in Hussongs America, Inc. for a total cost of $30,000.
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

NOTE 4 -      NOTES PAYABLE - RELATED PARTY

     The Company has notes payable to shareholders in the amount of $85,239 at December 31, 2001. The amounts bear interest at 10%, are unsecured and due on demand.



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

     On January 10, 2001, 1,876,055 shares of common stock were issued at $0.20 per share for debt reduction totaling $366,488.

     On January 23, 2001, 125,000 shares of common stock were issued at $0.20 per share for debt reduction totaling $25,000.

     On January 31, 2001, 62,500 share of common stock were issued at $0.20 per share for the right to use the domain name, GolfCasino.com.

     On January 31, 2001, 437,500 shares of common stock were issued at $0.20 per share for reduction totaling $87,500.

     On April 26, 2001, the Company issued 125,000 shares of common stock at $0.20 per share for services rendered.

     On September 17, 2001, the Company issued 5,500,000 shares of common stock at $0.05 per share for cash totaling $275,000. On September 17, 2001, the Company also issued 500,000 shares of common stock for services rendered at $0.05 per share totaling $25,000. On the same date the Company also issued 1,000,000 shares of common stock at $0.05 for stock subscription receivable for total consideration of $50,000.



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

NOTE 7 -      GOING CONCERN

     The Companys financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs in the Internet gaming industries and has changed their operating focus to software development to allow it to continue as a going concern. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through software development. In the interim, the Company intends to raise additional capital through private placements of its common stock. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.



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

                                                          For the
                                                        Year Ended
                                                       December 31,
                                                          2000
REVENUES

Gaming revenues                                       $    57,441
Other revenues                                                  -

Total Revenues                                             57,441

GAMING PAYOUTS                                             46,344

GROSS MARGIN                                               11,097

OPERATING EXPENSES

Management fees                                            62,500
Advertising and promotion                                  22,182
Depreciation and amortization                              56,879
General and administrative                              1,257,451

Total Operating Expenses                                1,399,012

OPERATING LOSS                                         (1,387,915)

OTHER INCOME (EXPENSE)

Loss on equity investment                                       -
Loss on disposition of assets                            (105,843)
Interest income                                                 -
Interest expense                                          (29,795)

Total Other Income (Expense)                             (135,638)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES    (1,523,553)

INCOME TAXES                                                    -

LOSS FROM DISCONTINUED OPERATIONS   Internet Gaming   $(1,523,553)

TOTAL LOSS FROM DISCONTINUED OPERATIONS
  GLOBAL Ecom, Inc. and Internet Gaming               $(1,594,908)



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