Form 10QSB
period 2002-03-31
1ST GENX INC
filed 2002-06-07
CIK 1096759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                 FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended March 31, 2002
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from to ___________

                        Commission File number 000-28581

                         OASIS INFORMATION SYSTEMS, INC.

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

                                 1st Genx, Inc.
                    (Former name, changed since last report)
Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

                  Class                 Outstanding as of March 31, 2002
          Common Stock, $0.001                 13,621,158

                                                         i





                                                 TABLE OF CONTENTS
                                           PART 1. FINANCIAL INFORMATION

Heading                                                                   Page

Item 1.                   Financial Statements               2

                          Balance Sheets  March 31, 2002
                              And December 31, 2001                        3-4

                          Operations three months
                              Ended March 31, 2002 and March 31, 2001     5

                          Stockholders Equity  6-9

                          Cash Flows three months
                                Ended March 31, 2002 and March 31, 2001   10-11

                           Notes to Consolidated Financial Statements     12-17

Item 2.                    Managements Discussion and Analysis and
                              Result of Operations                        18-19




                                            PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                              19

Item 2.                    Changes in Security                            19

Item 3.                    Defaults Upon Senior Securities                 19

Item 4.                    Submission of Matter to a Vote of              19-20
                               Securities Holders

Item 5.                    Other Information                              20

Item 6.                    Exhibits and Reports on Form 8-K                20

                           Signatures                                    21






                                                        ii






                                          PART 1  FINANCIAL INFORMATION

                                           Item 1. Financial Statements


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

     The unaudited balance sheet of the Company as of March 31, 2002, and the related balance sheet of the Company as of December 31, 2001, which was derived from the Companys audited financial statements, the unaudited statement of operations and cash flows for the three months ended March 31, 2002 and the statement of stockholders equity for the period from January 1, 1998 through March 31, 2002 are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.










                         OASIS INFORMATION SYSTEMS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      March 31, 2002 and December 31, 2001





                         OASIS INFORMATION SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets



                                     ASSETS

                                                        March 31,  December 31,
                                                          2002          2001
                                                       (Unaudited)
CURRENT ASSETS

Cash$                                                      153         $  5,988

Total Current Assets                                       153            5,988

FIXED ASSETS

Telecommunications equipment                            13,862           13,862
Software                                                76,783           76,783
Office furniture and equipment                          19,210           19,210
Accumulated depreciation                               (43,241)         (35,090)

Total Fixed Assets                                      66,614           74,765

OTHER ASSETS

Intangibles                                                  -                -
Investments, net                                             -                -

Total Other Assets                                           -                -

TOTAL ASSETS                                          $ 66,767         $ 80,753

                         OASIS INFORMATION SYSTEMS, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

                                                 March 31,         December 31,
                                                  2002                2001
                                                 (Unaudited)
CURRENT LIABILITIES

Accounts payable                                 $   131,918        $   111,270
Notes payable -
related party                                         92,568             85,239
Line of credit                                        60,000             60,000
Current portion of
notes payable                                         68,030             68,030
Accrued expenses                                      66,315             37,256

Total Current Liabilities                            418,831            361,795

STOCKHOLDERS EQUITY (DEFICIT)

Common stock; $0.001 par value,
200,000,000 shares
authorized, 13,621,158 shares
issued and outstanding,
respectively                                          13,622             13,622
Additional paid-in capital                         4,987,089          4,987,089
Subscription receivable                              (15,000)           (15,000)
Other comprehensive loss                             (30,000)           (30,000)
Deficit accumulated prior to
the development stage                             (4,659,300)        (4,659,300)
Deficit accumulated during
the development stage                               (648,475)          (577,453)

Total Stockholders
Equity (Deficit)                                    (352,064)          (281,042)

TOTAL LIABILITIES AND
STOCKHOLDERS
EQUITY (DEFICIT)                                 $    66,767        $    80,753

                         OASIS INFORMATION SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                      From
                                                                  Inception of
                                                                   Development
                                                                     Stage on
                                                For the             January 1,
                                           Three Months Ended      2001 Through
                                                 March 31,            March 31,
                                           2002             2001         2002

REVENUES                               $     -        $     -          $     -

OPERATING EXPENSES

Management fees                           19,899          49,479         141,179
Advertising and
promotion                                      -           3,643           3,643
Depreciation and
amortization                               8,151           6,057          45,204
General and
administrative                            37,497         127,793         433,775

Total Operating
Expenses                                  65,547         186,972         623,801

OPERATING LOSS                           (65,547)       (186,972)      (623,801)

OTHER INCOME (EXPENSE)

Interest expense                          (5,475)         (5,925)      (24,674)

Total Other Income
(Expense)                                 (5,475)         (5,925)       (24,674)

LOSS FROM CONTINUING
OPERATIONS                                     -        (192,897)      (648,475)

GAIN (LOSS) FROM DISCONTINUED
OPERATIONS                                     -          25,000               -

NET LOSS                                 (71,022)       (167,897)      (648,475)

OTHER COMPREHENSIVE
LOSS

Loss on valuation of
marketable securities                          -               -        (30,000)

Total Other Comprehensive
Loss                                           -               -        (30,000)

NET COMPREHENSIVE
LOSS                              $      (71,022)  $   (167,897)   $   (678,475)

BASIC LOSS PER
SHARE

Continuing operations            $        (0.00)  $     (0.00)
Discontinued operations                     -           (0.00)

Total Loss Per Share             $        (0.00)  $     (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                           13,621,158       5,996,158



                         OASIS INFORMATION SYSTEMS, INC.
                          (A Development Stage Company)
                   Statements of Stockholders Equity (Deficit)


                                                             Additional
                                           Common Stock       Paid-In
                                       Shares         Amount  Capital

Balance, December 31,
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


                         OASIS INFORMATION SYSTEMS, INC.
                          (A Development Stage Company)
            Statements of Stockholders Equity (Deficit) (Continued)


                                                                Additional
                                               Common Stock       Paid-In
                                          Shares         Amount   Capital

Balance, December
31, 2001                              13,621,158   $   13,622   $4,987,089

Net loss for the three months ended
March 31, 2002
(unaudited)                                    -            -            -

Balance, March 31, 2002
(unaudited)                           13,621,158   $   13,622   $4,987,089

Deficit accumulated prior to
the development stage
Deficit accumulated during
the development stage
Total accumulated
deficit







                                                        Other
                                       Subscription Comprehensive   Accumulated
                                         Receivable  Income (Loss)      Deficit

Balance, December 31, 2001            $   (15,000)   $ (30,000) $    (5,236,753)

Net loss for the three months ended
March 31, 2002 (unaudited)                      -               -       (71,022)

Balance, March 31, 2002 (unaudited)   $   (15,000)   $    (30,000) $ (5,307,775)

Deficit accumulated prior to the
development stage                                              -    $(4,659,300)
Deficit accumulated during the
development stage                               -              -       (648,475)
otal accumulated
deficit                                         -              -    $(5,307,775)

                         OASIS INFORMATION SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                        From
                                                                   Inception of
                                                                    Development
                                                                      Stage on
                                         For the                     January 1,
                                   Three Months Ended               2001 Through
                                        March 31,                     March 31,
                                            2002          2001        2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                               $    (71,022) $   (167,897) $   (648,475)
Adjustments to reconcile
loss to net cash
used by operating activities:
Depreciation and
amortization                               8,151        6,057       45,204
Bad debt expense                               -            -       42,065
Loss on disposition
of assets                                      -            -            -
Common stock issued
for services                                   -            -       50,000
Changes in operating assets
and liabilities:
(Increase) in accounts
receivable
- related party                                -         (150)     (42,066)
Increase (decrease) in
accounts payable                          20,648       40,063       72,603
Increase (decrease) in
accrued expenses                          29,059            -       (6,639)

Net Cash (Used) by Operating
Activities                               (13,164)    (121,927)    (487,308)

CASH FLOWS FROM INVESTING ACTIVITIES

Equipment purchase                             -       (2,932)     (29,660)

Net Cash Used by Investing
Activities                                     -       (2,932)     (29,660)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party
notes payable                              7,329            -      105,654
Subscription
receivable                                     -       10,000            -
Payments on related party
notes payable                                  -            -      (12,078)
Payments on notes
payable                                        -       (6,667)    (256,667)
Proceeds from notes
payable                                        -      150,000      359,406
Proceeds from common
stock                                          -            -      320,000

Net Cash Provided by Financing
Activities                                 7,329      153,333      516,315

INCREASE (DECREASE)
IN CASH                                   (5,835)      28,474         (653)

CASH AT BEGINNING OF
PERIOD                                     5,988          806          806

CASH AT END OF
PERIOD                                 $     153    $  29,280    $     153

                         OASIS INFORMATION SYSTEMS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                          From
                                                    Inception of
                                                   Development
                                                       Stage on
                              For the                  January 1,
                         Three Months Ended          2001 Through
                               March 31,              March 31,
                           2002         2001            2002

CASH PAID FOR:

Interest                 $    -      $   -       $          -
Income taxes             $    -      $   -       $          -

NON-CASH INVESTING AND
FINANCING ACTIVITIES

Common stock issued
for investments,
software and
licenses                 $    -      $ 12,500    $ 12,500
Common stock issued
for services             $    -      $     -     $ 50,000
Common stock issued
for debt reduction       $   -       $478,988    $503,988


                         OASIS INFORMATION SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2002 and December 31, 2001



NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Companys most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 -      GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. The accompany financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.







     ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern and Ability of the Company to Continue

     The Company has a net operating loss carry forwards of $5,307,775 since inception through March 31, 2002.

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

     It should be noted that the Companys auditor H.J. & Associates have expressed a concern about the Companys ability to continue as a going concern in the December 31, 2001 year end audit and the March 31, 2002 quarterly review.

Liquidity and Capital Resources

     As of March 31, 2002 the Company has $153 in total current assets, which is comprised entirely of cash. The Company has $418,831 in current liabilities. These liabilities are comprised of $66,315 in accrued expenses, $131,918 in accounts payable, $ 60,000 in a line of credit, and $160,598 in notes payable. Management realizes that there is a severe impairment in liquidity. The Company is involved in a best efforts financing in order to increase the Companys liquidity and capital resources.

Results of Operations

     For the three months ending March 31, 2002 the Company had a net loss of $(71,022). General and Administrative expenses decreased $90,296 for the first quarter of 2002compared to the same period of 2001. Depreciation and amortization increased $2,094 for the first quarter 2002when compared to the same period of 2001. Management Fees decreased $29,580 for the first quarter of 2002 when compared to the same period of 2001. The main reason for the significant decrease in operating costs is due to the Company searching for a viable field to enter while the company was operational with its online software during the first quarter of 2001.

     The Company had revenues of $ 0 for the three months ended March 31, 2002 compared to $0 for the same period last year.


Sale of Common Capital Stock

         None.


                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in the Christen Brule vs. E-Vegas.Com, Inc., case #0995358, failure to deliver a warrant. Counsel assures management that the case is without merit. The case will be heard in the Provincal Court of British Columbia in July 2002.

                          ITEM 2. CHANGES IN SECURITIES
         None.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

                            ITEM 5. OTHER INFORMATION


         None.



                       ITEM 6. EXHIBITS AND REPORTS ON 8-K



             8K filed by reference on March 22, 2002


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                      OASIS INFORMATION SYSTEMS, INC.


Dated: May 29, 2002

                                         By:/S/ Antal Markus
                                                Antal Markus
                                                President, Director