Form 10QSB
period 2002-06-30
1ST GENX INC
filed 2002-08-19
CIK 1096759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended June 30, 2002
                                       or

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

                 850 W. Hastings St. #411, Vancouver, BC V6C1E1
                     (Address of principal executive office)

          Registrants telephone no., including area code (604) 801-5022


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

                  Class                    Outstanding as of June 30, 2002
          Common Stock, $0.001                     9,316,784

                                        i





                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                               Page

Item 1.                    Financial Statements                      2

                           Balance Sheets  June 30, 2002
                              And December 31, 2001                  3-4

                           Statements of Operations  six months
                              Ended June 30, 2002 and June 30, 2001  5

                           Statement of Stockholders Equity           6-9

                           Statements of Cash Flows  six months
                              Ended June 30, 2002 and June 30, 2001  10-11

                           Notes to Financial Statements             12-17

Item 2.                    Managements Discussion and Analysis and
                              Result of Operations                    18-19




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                      19

Item 2.                    Changes in Security                     19

Item 3.                    Defaults Upon Senior Securities         19

Item 4.                    Submission of Matter to a Vote of       19-20
                               Securities Holders

Item 5.                    Other Information                       20

Item 6.                    Exhibits and Reports on Form 8-K         20

                           Signatures                              21






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

     The unaudited balance sheet of the Company as of June 30, 2002, and the related balance sheet of the Company as of December 31, 2001, which was derived from the Companys audited financial statements, the unaudited statement of operations and cash flows for the six months ended June 30, 2002 and the statement of stockholders equity for the period from December 31, 2000 through June 30, 2002 are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.




                         OASIS INFORMATION SYSTEMS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2002 and December 31, 2001






                         OASIS INFORMATION SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets




                                     ASSETS

                                                 June 30,          December 31,
                                                  2002                2001
                                               (Unaudited)
CURRENT ASSETS

Cash$                                                       18         $  5,988

Total Current Assets                                        18            5,988

FIXED ASSETS

Telecommunications equipment                            13,862           13,862
Software                                                76,783           76,783
Office furniture and equipment                          19,210           19,210
Accumulated depreciation                               (51,103)         (35,090)

Total Fixed Assets                                      58,752           74,765

OTHER ASSETS

Intangibles                                                  -                -

Total Other Assets                                           -                -

TOTAL ASSETS                                          $ 58,770         $ 80,753


                         OASIS INFORMATION SYSTEMS, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

                                                June 30,          December 31,
                                                  2002                2001
                                              (Unaudited)
CURRENT LIABILITIES

Accounts payable                                  $    82,514       $   111,270
Notes payable - related party                          37,007            85,239
Line of credit                                              -            60,000
Current portion of notes payable                       68,030            68,030
Accrued expenses                                       35,626            37,256

Total Current Liabilities                             223,177           361,795

STOCKHOLDERS EQUITY (DEFICIT)

Common stock; $0.001 par
value, 200,000,000 shares
authorized, 9,316,784
and 1,362,116 shares issued
and outstanding, respectively                           9,317             1,362
Additional paid-in capital                          5,587,994         4,999,349
Subscription receivable                               (54,750)          (15,000)
Common stock issued for
options to enter lease                               (318,750)                -
Other comprehensive loss                              (30,000)          (30,000)
Deficit accumulated prior
to the development stage                           (4,659,300)       (4,659,300)
Deficit accumulated during
the development stage                                (698,918)         (577,453)

Total Stockholders Equity (Deficit)                  (164,407)         (281,042)

TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY (DEFICIT)                                  $    58,770       $    80,753



                         OASIS INFORMATION SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                               For the
                                            Three Months Ended
                                                June 30,
                                          2002            2001

REVENUES                              $           -  $           -
OPERATING EXPENSES

   Management fees                           15,001              -
   Advertising and promotion                      -              -
   Depreciation and amortization              7,573          6,057
   General and administrative                24,360         58,563

     Total Operating Expenses                46,934         64,620

OPERATING LOSS                              (46,934)       (64,620)

OTHER INCOME (EXPENSE)

   Interest expense                          (3,511)        (5,516)

     Total Other Income (Expense)            (3,511)        (5,516)

LOSS FROM CONTINUING
 OPERATIONS                                 (50,445)       (70,136)

GAIN FROM DISCONTINUED
 OPERATIONS                                       -              -

NET LOSS                              $     (50,445) $     (70,136)

OTHER COMPREHENSIVE LOSS

   Loss on valuation of marketable
    securities                                    -              -

     Total Other Comprehensive
      Loss                                        -              -

NET COMPREHENSIVE LOSS                $     (50,445) $     (70,136)

BASIC LOSS PER SHARE

   Continuing operations              $       (0.01)         (0.06)
   Discontinued operations                    (0.00)         (0.00)

     Total Loss Per Share             $       (0.01)         (0.06)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                    3,777,560      1,178,416


                                                         For the
                                                  Six Months Ended
                                                         June 30,
                                                   2002           2001

REVENUES                                 $           -   $           -

OPERATING EXPENSES

Management fees                                 34,900          48,061
Advertising and promotion                            -           3,643
Depreciation and amortization                   16,013          12,114
General and administrative                      61,566         187,774

Total Operating Expenses                       112,479         251,592

OPERATING LOSS                                (112,479)       (251,592)

OTHER INCOME (EXPENSE)

Interest expense                                (8,986)        (11,441)

Total Other Income (Expense)                    (8,986)        (11,441)

LOSS FROM CONTINUING
OPERATIONS                                    (121,465)       (263,033)

GAIN FROM DISCONTINUED
OPERATIONS                                           -          25,000

NET LOSS                                $     (121,465) $     (238,033)

OTHER COMPREHENSIVE LOSS

Loss on valuation of marketable
securities                                           -               -

Total Other Comprehensive
Loss                                                 -               -
NET COMPREHENSIVE LOSS                  $     (121,465) $     (238,033)

BASIC LOSS PER SHARE

Continuing operations                   $        (0.05) $       (0.20)
Discontinued operations                             (0.00)      (0.00)

Total Loss Per Share                    $        (0.05) $       (0.20)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                        2,563,165       1,172,377






                                                                       From
                                                                  Inception of
                                                                   Development
                                                                     Stage on
                                                                     January 1,
                                                                    2001 Through
                                                                      June 30,
                                                                       2002

REVENUES                                                        $             -

OPERATING EXPENSES

Management fees                                                         156,180
Advertising and promotion                                                 3,643
Depreciation and amortization                                            53,066
General and administrative                                              457,844

Total Operating Expenses                                                670,733

OPERATING LOSS                                                         (670,733)

OTHER INCOME (EXPENSE)

Interest expense                                                        (28,185)

Total Other Income (Expense)                                            (28,185)

LOSS FROM CONTINUING
OPERATIONS                                                             (698,918)

GAIN FROM DISCONTINUED
OPERATIONS                                                                    -

NET LOSS                                                              $(698,918)

OTHER COMPREHENSIVE LOSS

Loss on valuation of marketable
securities                                                              (30,000)

Total Other Comprehensive
Loss                                                                    (30,000)

NET COMPREHENSIVE LOSS                                                $(668,918)

BASIC LOSS PER SHARE

Continuing operations
Discontinued operations

Total Loss Per Share

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING


                         OASIS INFORMATION SYSTEMS, INC.
                          (A Development Stage Company)
                   Statements of Stockholders Equity (Deficit)


                                                                     Additional
                                                   Common Stock       Paid-In
                                              Shares         Amount    Capital

Balance, December 31, 2000                     349,510   $      348   $4,108,875

January 10, 2001, common stock
issued for debt reduction at
$2.00 per share                                187,606          188      366,300

January 23, 2001, common stock
issued for debt reduction valued
at $2.00 per share                              12,500           13       24,987

January 31, 2001, common stock
issued for investment valued at
$2.00 per share                                  6,250            6       12,494

January 31, 2001, common stock
issued for debt reduction valued
at $2.00 per share                              43,750           44       87,456

April 26, 2001, common stock
issued for services valued at
$2.00 per share                                 12,500           13       24,987

Subscription receivable received                     -            -            -

September 17, 2001, common stock
issued for cash valued at $0.50
per share                                      550,000          550      274,450

September 17, 2001, common stock
issued for debt reduction valued
at $0.50 per share                              50,000           50       24,950

September 17, 2001, common stock
issued for services valued
at $0.50 per share                              50,000           50       24,950

September 17, 2001, common stock
issued for subscription receivable
valued at $0.50 per share                      100,000          100       49,900

Balance Forward                              1,362,116   $    1,362   $4,999,349










                                                     Stock issued     Other
                                Subscription          for Lease    Comprehensive
                                 Receivable               Option   Income (Loss)

Balance, December 31, 2000           $(10,000)   $            -   $


January 10, 2001, common stock
issued for debt reduction at
$2.00 per share                             -                 -                -

January 23, 2001, common stock
issued for debt reduction valued
at $2.00 per share                          -                 -                -

January 31, 2001, common stock
issued for investment valued at
$2.00 per share                             -                 -                -

January 31, 2001, common stock
issued for debt reduction valued
at $2.00 per share                          -                 -                -

April 26, 2001, common stock
issued for services valued at
$2.00 per share                             -                 -                -

Subscription receivable received       10,000                 -                -

September 17, 2001, common stock
issued for cash valued at $0.50
per share                                   -                 -                -

September 17, 2001, common stock
issued for debt reduction valued
at $0.50 per share                          -                 -                -

September 17, 2001, common stock
issued for services valued
at $0.50 per share                          -                 -                -

September 17, 2001, common stock
issued for subscription receivable
valued at $0.50 per share             (50,000)                -                -

Balance Forward                      $(50,000)   $            -   $            -






                                                           Accumulated
                                                             Deficit

Balance, December 31, 2000                                $(4,659,300)

January 10, 2001, common stock
issued for debt reduction at
$2.00 per share                                                     -

January 23, 2001, common stock
issued for debt reduction valued
at $2.00 per share                                                  -

January 31, 2001, common stock
issued for investment valued at
$2.00 per share                                                     -

January 31, 2001, common stock
issued for debt reduction valued
at $2.00 per share                                                  -

April 26, 2001, common stock
issued for services valued at
$2.00 per share                                                     -

Subscription receivable received                                    -

September 17, 2001, common stock
issued for cash valued at $0.50
per share                                                           -

September 17, 2001, common stock
issued for debt reduction valued
at $0.50 per share                                                  -

September 17, 2001, common stock
issued for services valued
at $0.50 per share                                                  -

September 17, 2001, common stock
issued for subscription receivable
valued at $0.50 per share                                           -

Balance Forward                                           $(4,659,300)



                         OASIS INFORMATION SYSTEMS, INC.
                          (A Development Stage Company)
            Statements of Stockholders Equity (Deficit) (Continued)



                                                                      Additional
                                                  Common Stock          Paid-In
                                             Shares         Amount     Capital

Balance Forward                              1,362,116   $    1,362   $4,999,349

Subscription receivable received                     -            -            -

Unrealized loss on securities                        -            -            -

Net loss for the year ended
December 30, 2001                                    -            -            -

Balance, December 31, 2001                   1,362,116        1,362    4,999,349

May 31, 2002, common stock issued
for debt reduction valued at $0.075
per share (unaudited)                          699,867          700       51,790

May 31, 2002, common stock issued
for related party debt reduction valued
at $0.075 per share (unaudited)                646,400          646       47,834

May 31, 2002, common stock issued
for debt reduction valued at $0.075
per share (unaudited)                          866,400          866       64,114

May 31, 2002, common stock issued
for debt and subscription receivable
valued at $0.075 per share (unaudited)         208,667          209       15,441

May 31, 2002, common stock issued
for subscription receivable valued at
$0.075 per share (unaudited)                   466,667          467       34,533

May 31, 2002, common stock issued
for related party debt reduction valued
at $0.075 per share (unaudited)                 66,667           67        4,933

May 31, 2002, common stock issued
for related party debt reduction valued
at $0.075 per share (unaudited)                700,000          700       51,800

Balance Forward                              5,016,784   $    5,017   $5,269,794







                                                    Stock issued         Other
                                     Subscription     for Lease    Comprehensive
                                     Receivable        Other      Income (Loss)

Balance Forward                           $(50,000)   $         -     $      -


Subscription receivable received            35,000                 -          -

Unrealized loss on securities                    -                 -    (30,000)

Net loss for the year ended
December 30, 2001                                -                 -          -

Balance, December 31, 2001                 (15,000)                -    (30,000)


May 31, 2002, common stock issued
for debt reduction valued at $0.075
per share (unaudited)                            -                 -          -

May 31, 2002, common stock issued
for related party debt reduction valued
at $0.075 per share (unaudited)                  -                 -          -

May 31, 2002, common stock issued
for debt reduction valued at $0.075
per share (unaudited)                            -                 -          -

May 31, 2002, common stock issued
for debt and subscription receivable
valued at $0.075 per share (unaudited)      (4,750)                -          -

May 31, 2002, common stock issued
for subscription receivable valued at
$0.075 per share (unaudited)               (35,000)                -          -

May 31, 2002, common stock issued
for related party debt reduction valued
at $0.075 per share (unaudited)                  -                 -          -

May 31, 2002, common stock issued
for related party debt reduction valued
at $0.075 per share (unaudited)                  -                 -          -

Balance Forward                           $(54,750)   $            -   $(30,000)





                                                           Accumulated
                                                             Deficit

Balance Forward                                             $(4,659,300)

Subscription receivable received                                      -

Unrealized loss on securities                                         -

Net loss for the year ended
December 30, 2001                                              (577,453)

Balance, December 31, 2001                                  $(5,236,753)

May 31, 2002, common stock issued
for debt reduction valued at $0.075
per share (unaudited)                                                 -

May 31, 2002, common stock issued
for related party debt reduction valued
at $0.075 per share (unaudited)                                       -

May 31, 2002, common stock issued
for debt reduction valued at $0.075
per share (unaudited)                                                 -

May 31, 2002, common stock issued
for debt and subscription receivable
valued at $0.075 per share (unaudited)                                -

May 31, 2002, common stock issued
for subscription receivable valued at
$0.075 per share (unaudited)                                          -

May 31, 2002, common stock issued
for related party debt reduction valued
at $0.075 per share (unaudited)                                       -

May 31, 2002, common stock issued
for related party debt reduction valued
at $0.075 per share (unaudited)                                       -

Balance Forward                                             $(5,236,753)










                                                                    Additional
                                                 Common Stock          Paid-In
                                             Shares         Amount     Capital

Balance Forward                             5,016,784   $    5,017   $5,269,794

May 31, 2002, common stock issued
for services valued at $0.075 per
share (unaudited)                               50,000           50        3,700
June 5, 2002, common stock issued
for investment valued at $0.075 per
share (unaudited)                            4,250,000        4,250      314,500

Net loss for the six months ended
June 30, 2002 (unaudited)                            -            -            -

Balance, June 30, 2002 (unaudited)           9,316,784   $    9,317   $5,587,994


Deficit accumulated prior to the development stage

Deficit accumulated during the development stage
Total accumulated deficit




                                                    Stock issued        Other
                                      Subscription     for Lease   Comprehensive
                                      Receivable        Option     Income (Loss)

Balance Forward                       $ (54,75)       $  -        $ (30,000)

May 31, 2002, common stock issued
for services valued at $0.075 per
share (unaudited)                           -            -               -


June 5, 2002, common stock issued
for investment valued at $0.075 per
share (unaudited)                           -        (318,750)           -

Net loss for the six months ended
June 30, 2002 (unaud                        -            -               -

Balance, June 30,
2002 (unaudited)                     $ (54,750)  $    (318,750) $    (30,000)

Deficit accumulated prior to the development stage

Deficit accumulated during the development stage
Total accumulated deficit




                                    Accumulated
                                       Deficit

Balance Forward                       $(5,236,753)

May 31, 2002, common stock issued
for services valued at $0.075 per
share (unaudited)                               -


June 5, 2002, common stock issued
for investment valued at $0.075 per
share (unaudited)                               -

Net loss for the six months ended
June 30, 2002 (unaudited)                (121,465)

Balance, June 30, 2002 (unaudited)    $(5,358,218)

Deficit accumulated prior
to the development stage              $(4,659,300)
Deficit accumulated
during the development stage             (698,918)
Total accumulated deficit             $(5,358,218)




                         OASIS INFORMATION SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                      From
                                                                   Inception of
                                                                    Development
                                                                      Stage on
                                                 For the             January 1,
                                             Six Months Ended      2001 Through
                                                June 30,             June 30,
                                          2002          2001            2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                              $    (121,465) $  (238,033) $   (698,918)
Adjustments to reconcile
loss to net cash
used by operating
activities:
Depreciation and
amortization                              16,013       12,114       53,066
Bad debt expense                               -            -       42,065
Common stock issued
for services                               3,750       20,000       53,750
Changes in operating assets
and liabilities:
(Increase) in accounts
receivable
related party                                  -            -      (42,066)
Increase (decrease) in
accounts payable                          23,733            -       75,689
Increase (decrease) in
accrued expenses                           7,066       34,431      (28,633)

Net Cash (Used) by
Operating Activities                     (70,903)    (171,488)    (545,047)

CASH FLOWS FROM
INVESTING ACTIVITIES

Equipment purchase                             -       (2,932)     (29,660)

Net Cash Used by
Investing Activities                           -       (2,932)     (29,660)

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from related
party notes payable                       54,033       22,399      152,358
Subscription receivable                        -       10,000            -
Payments on related
party notes payable                            -            -      (12,078)
Payments on notes
payable                                        -       (6,667)    (256,667)
Proceeds from notes
payable                                   10,900      150,000      370,306
Proceeds from common
stock                                          -            -      320,000

Net Cash Provided by
Financing Activities                      64,933      175,732      573,919

INCREASE (DECREASE) IN CASH               (5,970)       1,312         (788)

CASH AT BEGINNING OF PERIOD                5,988          806          806

CASH AT END OF PERIOD                  $      18    $   2,118    $      18


                                                              Inception of
                                                              Development
                                                                Stage on
                                              For the          January 1,
                                         Six Months Ended     2001 Through
                                            June 30,            June 30,
                                       2002         2001         2002

CASH PAID FOR:

Interest                             $     -       $  -   $      -
Income taxes                         $     -       $  -   $      -

NON-CASH INVESTING AND
FINANCING ACTIVITIES

Common stock issued for option to
purchase lease rights               $318,750   $ 12,500   $331,250
Common stock issued
for services                        $  3,750   $ 20,000   $ 53,750
Common stock issued
for debt reduction                  $223,450   $478,988   $727,438






NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Companys most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

NOTE 3-  MATERIAL EVENTS

Stock Issuance

     On May 31, 2002, the Company issued 187,606 shares of common stock for the conversion of debt valued at $0.075 per share or $52,490.

     On May 31, 2002, the Company issued 646,400 share of common stock for the conversion of related party debt valued at $0.075 per share or $48,480.

     On May 31, 2002, the Company issued 866,400 shares of common stock for the conversion of debt valued at $0.075 per share or $64,980.

     On May 31, 2002, the Company issued 208,667 shares of common stock for cash and a subscription receivable valued at $0.075 per share or $15,650.

     On May 31, 2002, the Company issued 466,667 shares of common stock for a subscription receivable valued at $0.075 per share or $35,000.

     On May 31, 2002, the Company issued 66,667 shares of common stock for the conversion of related party debt valued at $0.075 per share or $5,000.


NOTE 3-  MATERIAL EVENTS (Continued)

Stock Issuance (Continued)

     On May 31, 2002, the Company issued 700,000 shares of common stock for related party debt valued at $0.075 per share or $52,500.

     On May 31, 2002, the Company issued 50,000 shares of common stock for services valued a $0.075 per share or $3,750.

     On May 31, 2002, the Company issued 50,000 shares of common stock for services valued at $0.075 per share or $3,750.

     On June 5, 2002, the Company issued 4,250,000 for the purchase lease rights valued at $0.075 per share or $318,750.

Change in Management

     On June 11, 2002, the Company elected three individuals to the board to fill vacancies created by the change in management.

Related Party Transactions

     On May 31, 2002, the Company issued a total of 1,413,067 of common stock for related party debt valued at $0.075 per share or $105,980.

     During the six months ended June 30, 2002, the Company borrowed an additional $54,033 from a related party.

Stock Split

     On June 10, 2002, the Company had a one for ten reverse stock split. All amounts have been adjusted to reflect this reverse stock split.





                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Going Concern and Ability of the Company to Continue

The Company has a net operating loss carry forwards of $5,358,218 since inception through June 30, 2002.

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

It should be noted that the Companys auditor H.J. & Associates have expressed a concern about the Companys ability to continue as a going concern in the December 31, 2001 year end audit and the June 30, 2002 quarterly review.

Liquidity and Capital Resources

     As of June 30, 2002 the Company has $18 in total current assets, which is comprised entirely of cash and $223,177 in current liabilities. These liabilities are comprised of $35,626 in accrued expenses, $82,514 in accounts payable and $105,037 in notes payable. This is compared to current assets of $5,998, which was comprised entirely of cash and current liabilities of $361,795 as of December 31, 2001. The December 31, 2001 liabilities are comprised of $37,256 in accrued expenses, $111,270 in accounts payable, $153,269 in notes payable, and a line of credit of $60,000. Management realizes that there is a severe impairment in liquidity. The Company is involved in a best efforts financing in order to increase the Companys liquidity and capital resources.

Results of Operations

     For the three months ending June 30, 2002 the Company had a net loss of $(50,445) compared to a net loss of $(70,136) for the same period the year before. General and Administrative expenses decreased $34,203 for the second quarter of 2002 compared to the same period of 2001. Depreciation and amortization increased $1,516 for the first quarter 2002 when compared to the same period of 2001. Management Fees increased $15,001 for the second quarter of 2002 when compared to the same period of 2001. The main reason for the significant decrease in general and administrative costs is due to the Company searching for a viable field to enter.

     The Company had revenues of $ 0 for the three months ended June 30, 2002 compared to $0 for the same period last year.
     For the six months ending June 30, 2002 the Company had a net loss of ($121,465) compared to a net loss of ($238,033) for the same period the year before. A decrease in General and Administrative costs is the biggest cause of the decrease in the net operating loss. General and Administrative costs decreased from $187,774 for the first six months of 2001 to $61,566 for the first six months of 2002. The main factor of this decrease is the Company maintaining minimal operations while searching for a viable field to enter. For the same reason management fees also decreased for the first six months of 2002 when compared to the same period of 2001 by $13,161.

     The Company had revenues of $0 for the six months ended June 30, 2002 compared to $0 for the same period the year before.


Sale of Common Capital Stock

On May 31, 2002 the Company issued 63,333 shares of common stock to one individual at $.075 per share for total consideration of $4,750. On the same date the Company also issued 466,667 shares of common stock to one individual at $.075 per share for total consideration of $35,000. For both of the above transactions the Company received a stock subscription receivable as consideration. The above issued shares were issued bearing a restrictive investment legend.

     As of June 30, 2002 the Company had 9,316,784 shares of common stock issued and outstanding.


                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in the Christen Brule vs. E-Vegas.Com, Inc., case #0995358, failure to deliver a warrant. Counsel assures management that the case is without merit. The case will be heard in the Provincal Court of British Columbia in July 2002.

                          ITEM 2. CHANGES IN SECURITIES


     On May 31, 2002 the Company issued 699,867 shares of common stock to one entity at $.075 per share for total consideration of $52,490. The shares were issued for debt reduction. On the same day the Company also issued 646,400 shares of common stock to another entity at $.075 per share for total consideration of $48,480. The shares were also issued for debt reduction. On the same day the Company also issued 866,400 shares of common stock at $.075 per share to an entity for total consideration of $64,980. These shares were also issued for debt reduction. On the same day the Company also issued 208,667 to an entity at $.075 per share for total consideration of $15,650. These shares were issued for debt reduction in the amount of $10,900 and a stock subscription receivable in the amount of $4,750. On the same day the Company also issued 466,667 shares of common stock to one entity at $.075 per share for total consideration of $35,000. These shares were issued for a stock subscription receivable. On the same day the Company issued 66,667 shares of common stock to one individual for debt reduction. The shares were issued at $.075 per share for consideration of $5,000. On the same day the Company also issued 700,000 shares of common stock to Tony Markus the Companys President for debt reduction. The shares were valued at $.075 per share for total consideration of $52,500. On the same day the Company also issued 50,000 shares of common stock to one entity for services rendered. The shares were issued at $.075 per share for total consideration of $3,750.

     On June 5, 2002 the Company issued 4,250,000 shares of common stock to the West Hastings Partners for lease rights. The shares were issued at $.075 per share for total consideration of $318,750. It should be noted that the Company has a receivable for these rights as the contract for these rights is rewritten in the name of Oasis Information Systems, Inc.

     All of the above issuances were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

     As of June 30, 2002 the Company has 9,316,784 shares of common stock outstanding.








                     ITEM 3. DEFAULTS UPON SENIOR SECURITES

                                      None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

                                      None.

                            ITEM 5. OTHER INFORMATION


                                      None.



                       ITEM 6. EXHIBITS AND REPORTS ON 8-K



10KSB filed by reference on May 20, 2001
10KSBA filed by reference on May 23, 2002
10QSB filed by reference on June 7, 2002
8K filed by reference on July 13, 2002
S8 filed by reference on July 15, 2002





                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                       OASIS INFORMATION SYSTEMS, INC.


Dated: August 14, 2002

                                         By:/S/ Edward Gallagher
                                         Edward Gallagher
                                          Chief Financial Officer




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Oasis Information Systems, Inc. (the Company) on Form 10-Q(SB) for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), Edward Gallagher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





Edward Gallagher
Chief Financial Officer

August 14, 2002
Date