Form 10-Q
period 2009-03-31
NT MINING Corp
filed 2009-07-06
CIK 1096759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File Number: 000-28581

NT Mining Corporation
(Exact name of registrant as specified in its charter)

Nevada, USA	94-3342064
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 280, 13071 Vanier Place, Richmond, BC V6V 2J1 Canada

(Address of principal executive offices) (Zip Code)

(604) 249-5001
(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Accelerated filer Non-accelerated filer

(Do not check if a smaller reporting Company) Smaller reporting Company X

SEC 1296 (04-09) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

23,536407 common shares outstanding as at March 31, 2009

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

NT MINING CORPORATION
Index to Financial Statements
Page
Financial Statements:
Consolidated Balance Sheets as of March 31, 2009 and 2008	F-3
Consolidated Statements of Operations for the quarters ended
March 31, 2009 and 2008	F-4
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
for the quarters ended March 31, 2009 and 2008	F-5
Consolidated Statements of Cash Flows for the quarters ended
March 31, 2009 and 2008	F-6
Notes to Consolidated Financial Statements	F-7

NT Mining Corporation and Subsiduary
(An Exploration Stage Company)
Consolidated Balance Sheets

	Unaudited		Audited
	31-Mar-09	31-Mar-08	31/12/2008 (1)
Assets			
Cash in Banks	44,469	13,552	59,503
Prepaid expenses			1,567
Accounts receivable	5,121	0	
	49,590	13,552	61,070
Furniture, fixtures, and office equipment less accumulated depreciation	6,133	7,667	6,456
Mining property	421,390	0	421,199
Total Assets	477,114	21,219	488,725
Liabilities and stockholders' Deficit			
Accounts payable	115,540	112,094	123,138
Current portion of debenture	113,050	0	109,801
Loans payable	0	172,000	
Other Liabilities	17,904	8,206	6,706
	246,494	292,300	239,645
Debenture payable	266,724	0	258,903
	513,218	292,300	498,548
Stockholders' equity (deficiency):			
Common stock, $.001 par velue; authorized 200,000,000 shares, issued and outstanding 23,536,407, 112,171,695 and 23,536,407 shares respectively	23,536	112,172	23,536
Additional paid-in capital	7,079,162	6,321,704	7,079,162
Deficit	(7,139,303)	(6,704,957)	(7,112,449)
Accumulated other comprehensive income (loss)	501	0	(72)
	(36,104)	(271,081)	(9,823)
Total liabilities and stockholders' equity (deficiency)	477,114	21,219	488,725

See notes to consolidated financial statements

(1) Derived from the audited financial statements as at December 31, 2008

NT Mining Corporation and Subsidiary

(An Exploration Stage Company)

Consolidated Statements of Operations

	Unaudited		
	Three months ended March 31, 2009	Three months ended March 31, 2008	February 10, 1997 (inception) to March 31, 2009
Revenue		30,000	0
General and administrative expenses	15,060	16,755	76,432
Depreciation of furniture, fixtures and office equipment	323	404	3,955
Total operating expense	(15,383)	(17,159)	(80,387)
Income (loss) from operations	(15,383)	12,841	(80,387)
Interest income			
Interest expense	(11,071)		20,404
Income (loss) from continuing operations	(26,454)	12,841	(59,983)
Discontinued operations			(7,038,112)
Net loss	(26,454)	12,841	(7,098,095)
Net profit (loss) per share - basic and diluted	(0.0011)	0.0001	
Weighted average number of common shares outstanding - basic and diluted	23,536,407	112,171,695	

See notes to consolidated financial statements

NT MINING CORPORATION AND SUBSIDIARY

(An Exploration Stage Company)

Statements of Changes in Stockholders' Equity (Deficiency)

	Common Stock, $.001 par value Shares	Amount	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficiency)
Balances, December 31, 2004	28	$ -	$ 6,013,753	$ (6,088,963)	$ -	$ (75,210)
Shares returned for lease	(7)	-	-	-	-	-
Shares issued for services	427	-	8,030	-	-	8,030
Shares issued to settle debt	1,907	2	67,757	-	-	67,759
Shares sold for cash	5,000	5	9,995	-	-	10,000
Net income (loss)	-	-	-	(420,703)	-	(420,703)
Balances, December 31, 2005	7,355	7	6,099,535	(6,509,666)	-	(410,124)
Shares issued to settle debt	185	-	18,500	-	-	18,500
Shares issued for services	437	1	8,974	-	-	8,975
Net income (loss)	-	-	-	(528,446)	-	(528,446)
Balances, December 31, 2006	7,977	8	6,127,009	(7,038,112)	-	(911,095)
Shares issued to settle debt	37,584	38	485,767	-	-	485,805
Net income (loss)	-	-	-	(16,508)	-	(16,508)
Balances, December 31, 2007	45,561	46	6,612,776	(7,054,620)	-	(441,798)
Shares issued to settle debt	20,210,846	20,210	312,666	-	-	332,876
Shares issued to acquire Bullmoose Mines Ltd.	3,000,000	3,000	-	-	-	3,000
Shares sold for cash	280,000	280	153,720	-	-	154,000
Net income (loss)	-	-	-	(57,829)	-	(57,829)
Foreign currency translation adjustment	-	-	-	-	(72)	(72)
Balances, December 31, 2008	23,536,407	23,536	7,079,162	(7,112,449)	(72)	(9,823)
Net income (loss)				(26,454)		(26,454)
Foreign currency translation adjustment				(400)	573	173
Balances, March 31, 2009	23,536,407	$ 23,536	$ 7,079,162	$ (7,139,303)	$ 501	$ (36,104)

See notes to consolidated financial statements.

NT MINING CORPORATION AND SUBSIDIARY

(An Exploration Stage Company)

Statements of Cash Flows

		(Unaudited)				
		Three months ended				February 10, 1997 (inception) to
		31-Mar-09		31-Mar-08		31-Mar-09
Cash flows from operating activities:						
Net income (loss)	$	(26,454)	$	12,841	$	(7,138,903)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:						
Depreciation		323		404		9,630
Imputed interest expense on debenture		11,071		-		20,404
Changes in operating assets and liabilities:						
Accounts receivable		(5,121)				(5,121)
Prepaid expenses		1,567				26
Accounts payable and accrued expenses		3,580		167		76,669
Net cash provided by (used in) operating activities		(15,034)		13,412		(7,037,295)
Cash flows from investing activities:						
Acquisition of Bullmoose Mines Ltd.- net				-		(11,835)
Purchases of furniture, fixtures, and office equipment		-		-		(15,763)
Net cash provided by (used in) investing activities		-		-		(27,598)
Cash flows from financing activities:						
Increase (decrease) in due to related party						6,706
Increase (decrease) in loans payable				(157,875)		-
Sales of shares of common stock				157,875		7,102,698
Net cash provided by (used in) financing activities		-		-		7,109,404
Effect of exchange rate changes on cash and cash equivalents				-		(42)
Increase (decrease) in cash and cash equivalents		(15,034)		13,412		44,469
Cash and cash equivalents, beginning of period		59,503		140		-
Cash and cash equivalents, end of period	$	44,469	$	13,552	$	44,469
Supplemental disclosures of cash flow information:						
Interest paid	$	11,071	$	-	$	20,404
Income taxes paid	$	-	$	-	$	
Noncash investing and financing activities:						
Acquisition of Bullmoose Mines Ltd.	$		$	-	$	421,390
Shares issued to settle debt	$		$	157,875	$	818,681

See notes to financial statements.

NT MINING CORPORATION AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

NT Mining Corporation (“NTMC”) was incorporated in the state of Nevada on February 10, 1997. Its wholly owned subsidiary Bullmoose Mines Ltd. (“BML”) was incorporated in the Northwest Territories, Canada on February 29, 2000. On October 14, 2008 (see Note 2), NTMC acquired BML.

NTMC was formerly named Clear Water Mining, Inc. (to March 11, 1999), E-Casino Gaming Corporation (to June 21, 1999), E-Vegas.com Inc. (to July 20, 2000), 1st Genx.com Inc. (to October 18, 2001), Oasis Information Systems, Inc. (to January 27, 2005), and 777 Sports Entertainment, Corp. (to September 26, 2008). On December 15, 2007, NTMC’s former president died and NTMC discontinued its then business operations.

BML owns Mineral Lease #2775 plus 4 located mineral claims in the South MacKenzie Mining District, Northwest Territories, Canada (the “Mining Property”). According to a geological report issued May 6, 2008, from 1985 until shutdown in January 1987, approximately 54,000 tons of ore were mined and milled to produce approximately 20,000 ounces of gold by a former owner of the Mining Property. Subject to the availability of sufficient working capital, BML intends to erect a portable mill on the site and mill the approximately 10,000 tons of broken material in the coarse “ore” stockpile.

On February 2, 2005, NTMC effected a 1 for 300 reverse stock split. On September 11, 2008, NTMC effected a 1 for 2000 reverse stock split. The financial statements have been retroactively adjusted to reflect these reverse stock splits.

NTMC and BML are collectively referred to as the “Company”.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NTMC and its wholly owned subsidiary BML from the date of its acquisition on October 14, 2008. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of March 31, 2009, the Company had negative working capital of $200,544 and a

NT MINING CORPORATION AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

stockholders’ deficiency of $36,104. Further, for the years ended December 31, 2008 and 2007, the Company incurred losses totalling $74,337. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Mineral Property Costs

Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets,” The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-lived Assets

In accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

The Company is in the exploration stage and is in the process of determining whether these properties contain ore reserves which are economically recoverable.

NT MINING CORPORATION AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, debenture payable and accrued expenses, and due to related party as December 31, 2008. The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to the short term maturity of these instruments or based upon market quotations of instruments with similar interest rates and similar maturities.

Foreign Currency Translation

The functional currency of NTMC is the United States dollar. The functional currency of BML is the Canadian dollar. The reporting currency of the Company is the United States dollar.

The assets and liabilities of BML are translated into United States dollars at period-end exchange rates ($0.816196 at December 31, 2008). The revenues and expenses are translated into United States dollars at average exchange rates for the period ($0.7935 for the quarter ended March 31, 2009). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuations on balances or transactions denominated in a currency other than the functional currency are included in the consolidated results of operations. There is no material foreign currency transaction gain or loss for the quarters ended March 31, 2009 and 2008.

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Furniture, Fixtures, and Office Equipment

Furniture, fixtures, and office equipment are stated at cost less accumulated depreciation. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Long-Lived Assets

Long-lived assets, including the mining property, are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

NT MINING CORPORATION AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Revenue Recognition

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred.

Income Taxes

Income taxes are accounted for under the assets and liability method. Current income taxes are provided in accordance with the laws of the respective taxing authorities. Deferred income taxes are provided for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

Net Income (Loss) per Share

Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 2 – ACQUISITION OF BULLMOOSE MINES LTD.

On October 14, 2008, NTMC acquired Bullmoose Mines Ltd. (“BML”) in exchange for $12,000 cash, 3,000,000 shares of NTMC common stock valued at $3,000, a debenture in the face amount of $480,624 valued at fair value of $359,371 (see Note 3), and assumption of accounts payable totalling $47,019, or for total consideration of $421,390. The consideration was allocated $165 to cash and cash equivalents, $26 to prepaid expenses, and $421,199 to the Mining Property. The related Share Purchase Agreement also provides for payment of future royalties to the seller of BML equivalent to 6% of the Net Smelter Returns, as defined, from the Mining Property. The seller of BML was

NT MINING CORPORATION AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Hughes Maritime Corp. (“HMC”), owner of approximately 12.7% of the issued and outstanding common stock of NTMC at March 31, 2009.

Had the acquisition occurred on January 1, 2007, pro forma revenues, net loss, and net loss per share (basic and diluted) would have been $0, $(89,497), and $(0.01) per share, respectively, for the year ended December 31, 2008 and $16,693, $(72,192), and $(0.02) per share, respectively, for the year ended December 31, 2007.

NOTE 3 – DEBENTURE PAYABLE

Debenture payable at December 31, 2008 consists of:

The debenture, which was issued to the seller of BML on October 14, 2008, did not provide for any interest. Accordingly, the Company recorded the debenture at the $368,704 present value (discounted at a 12% annual interest rate) of the $480,624 total payments due and is amortizing the $111,920 debt discount as interest expense using the interest method over the four year term of the debenture. After October 14, 2012, interest is payable monthly at a 12% annual interest rate.

The debenture is secured by the assets of NTMC, including the issued and outstanding shares of BML which were sold to NTMC, and the Mining Property.

The debenture is convertible at the option of the holders into Units of NTMC at a conversion rate of $0.50 per Unit; each Unit consists of one share of NTMC common stock and one warrant exercisable into one share of NTMC common stock at a price of $0.60 per share at any time from the exercise of the Conversion Option to two years thereafter.

NT MINING CORPORATION AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 4 – STOCKHOLDERS’ EQUITY

On February 2, 2005, NTMC effected a 1 for 300 reverse stock split. On September 11, 2008, NTMC effected a 1 for 2000 reverse stock split. The financial statements have been retroactively adjusted to reflect these reverse stock splits.

In 2007, NTMC issued a total of 37,584 shares of its common stock to settle debt totalling $485,805.

In 2008, NTMC issued a total of 20,210,846 shares of its common stock (including 1,500,000 shares to Capcora Investment Corp., a corporation controlled by Jordan Wangh, NTMC’s president and director, and 1,500,000 shares to Atrypa Gold Corporation, a corporation controlled by Richard Fesiuk, NTMC’s secretary and director) to settle debt totalling $332,876. On November 26, 2008, NTMC sold a total of 280,000 shares of its common stock to three investors at a price of $0.55 per share or $154,000 total.

At March 31, 2009, the outstanding debenture is convertible into up to 961,248 shares of NTMC common stock and 961,248 warrants to purchase up to 961,248 additional shares of NTMC common stock at a price of $0.60 per share at any time from the exercise of the Conversion Option to two years thereafter.

NOTE 5 – RELATED PARTY TRANSACTIONS

At March 31, 2008, accounts payable and accrued expenses include $7,500 management fees payable to Jordan Wangh, NTMC’s president and director, $10,500 due to Omnexis Consulting Corp., a corporation controlled by Jordan Wangh, $8,162 due to Richard Fesiuk, NTMC’s secretary and director, $7,500 accounting and administrative fees payable to Robert Hughes, the party who controls HMC, and $12,000 due to HMC.

The due to related party at March 31, 2009 ($6,706) and March 31, 2008 ($7,253) is due Omnexis Consulting Corp., non-interest bearing, and due on demand.

NOTE 6 - INCOME TAXES

For the quarters ended March 31, 2009 and 2008, NTMC and BML recorded no provisions for income taxes as both corporations had negative taxable income for such periods.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforwards as of March 31, 2009 will be realized. Accordingly, the Company has

NT MINING CORPORATION AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2009. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Rental agreement – The Company uses office space provided by NTMC’s president and director at no cost to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT DISCUSSION & ANALYSIS – MARCH 31, 2009

The following management discussion and analysis (“MDA”) provides information on the activities of NT Mining Corporation (“NTMG” or the “Company”) and should be read in conjunction with the interim unaudited financial statements as at March 31, 2009 and of the audited financial statements and notes thereto and the audited financial statements and notes thereto for the year ended December 31, 2008. Readers are cautioned that management’s discussion and analysis contains forward-looking statements and that actual events may vary from management’s expectations.

Description of Business and Report Date

The Company's principal business activity is the exploration and development of mineral properties. The Company acquired exploration properties in the Northwest Territory, Canada, during the year ended December 31, 2008. Certain information disclosed in this discussion is derived from the Company’s audited financial statements for the year ended December 31, 2008.

The following MDA is for the three months ended March 31, 2009 (the “Current Period”) and includes relevant information up to June 16, 2009 (the “Report Date”).

Liquidity and Capital Resources

At March 31, 2009 the Company had $49,590 in total current assets against current liabilities of $ 246,494, Management is currently investigating sources of financing to continue operations.

Results of Operations during the Quarter

For the three months ended March 31, 2009 the Company had a net loss of ($26,454) against a profit of $12,841 in the same period in 2008.

There were no revenues in the most recent quarter against revenue of $30,000 in the quarter ended March 31, 2008.

Requirement for Additional Financing

The Company is in the mineral exploration and development business and has incurred losses since its inception. The Company has no revenue generating operations and has funded its operations primarily through the issue of capital stock. The Company may be required to raise additional funds in the future in order to explore and develop its mineral properties, to acquire additional exploration properties, or to acquire and develop other business opportunities. However, there can be no assurances that the Company will be able to secure acceptable financing to conduct such activities.

Financial instruments

The Company's financial instruments consist of cash, receivables, and accounts payable and accrued liabilities. The fair value of cash, receivables, and accounts payable and accrued liabilities are assumed to approximate their carrying amounts because of their short term to maturity. The Company is exposed to credit risk to the extent that its debtors may be unable to repay amounts owing to the Company.

OTHER

Prior events

During the year 2008 the Company acquired all of the shares of a Canadian Corporation “Bullmoose Mines Ltd” which Company holds title to the former Gold Producer The Bullmoose Mine located in the Northwest Territory for cash, shares and the assumption of debt.

The Company in 2008 also completed a private placement of shares at a price of $0.55 per share, a total of 280,000 shares were issued against payment to the Company of $ 154,000.00

Subsequent events

After the completion of the quarter the Company raised the sum of $5,500 by the sale of 10,000 restricted common shares at a price of $0.55 per share.

We also filed a form 10 with the Securities and Exchange Commission in the United States at the time of this writing the form 10 is still under review.

Investor relations

The Company handles its investor relations internally.

Additional Information

Additional information is available concerning the Company and its operations on SEDAR at www.sedar.com. Additional financial information concerning the Company is provided in its audited financial statements for the years ended December 31, 2008 and 2007. Copies of this information are available by contacting the Company at its offices located at 280-13073 Vanier Place, Richmond, BC V6V 2J1 Canada Telephone 604-249-5001; fax 604-303-7773.

Directors and Officers

The Company’s directors and officers as at the Report Date are:

Directors:	Officers:
Jordan Wangh, Director	President and Chief Executive Officer
Richard Fesiuk, Director	Corporate Secretary and CFO

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are not listed or quoted on any exchange and we may never obtain such a listing or quotation.

  There may never be a market for stock and stock held by our shareholders may have little or no value. There is presently no public market in our shares. We intend to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities, we cannot guarantee that such sponsorship will be approved and our stock listed and quoted for sale. Even if our shares are quoted for sale, buyers may be insufficient in numbers to allow for a robust market, it may prove impossible to sell your shares.
  Even if we obtain a listing on an exchange and a market for our shares develops, sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.

The trading price of our common stock on the may fluctuate significantly and stockholders may have difficulty reselling their shares.

  Additional issuances of equity securities may result in dilution to our existing stockholders. Our Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock.

Our common stock is subject to the "penny stock" rules of the SEC.

  Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.
  Because our stock is not traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market and because the market price of the common stock is less than $5.00 per share, the common stock is classified as a "penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:
  That a broker or dealer approve a person's account for transactions in penny stocks; and
  The broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
  In order to approve a person's account for transactions in penny stocks, the broker or dealer must: Obtain financial information and investment experience objectives of the person; and Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.
  The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure scheduleprepared by the Commission relating to the penny stock market, which:Sets forth the basis on which the broker or dealer made the suitability determination; and;That the broker or dealer received a signed, written agreement from the investor prior to the transaction.
  Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.
  Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

A decline in the future price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

  Our directors and officers reside outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.
  Investing in our Common Stock will provide you with an equity ownership in a resource Company. As one of our stockholders, you will be subject to risks inherent to our business. The trading price of your shares will be affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of your investment may decrease, resulting in a loss. You should carefully consider the following factors as well as other information contained in this registration statement before deciding to invest in shares of our Common Stock.

  The factors identified below are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished. Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

40.79% of our shares of Common Stock are controlled by Principal Stockholders and Management.

     40.79% of our Common Stock is controlled by five stockholders of record. This figure includes stock controlled by directors and officers who are the beneficial owners of about 12.74% of our Common Stock. Such ownership by the Company's principal shareholders, executive officers and directors may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

Even taking into account the limitations of Rule 144, the future sales of restricted shares could have a depressive effect on the market price of the Company’s securities in any market, which may develop.

     The 23,536,407 shares of Common Stock presently issued and outstanding, as of the date hereof, are “restricted securities” as that term is defined under the Securities Act of 1933, as amended, (the “Securities Act”) and in the future may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act. Rule 144 provides, in essence, that a person, who has not been an affiliate of the issuer for the past 90 days and has held restricted securities for six months of an issue that has been reporting for a period of at least 90 days, may sell those securities so long as the Company is current in its reporting obligations. After one year, non-affiliates are permitted to sell their restricted securities freely without being subject to any other Rule 144 condition. Sales of restricted shares by our affiliates who have held the shares for six months are limited to an amount equal to one percent (1%) of the Company’s outstanding Common stock that may be sold in any three-month period. After the shares registered herein are freely traded, unregistered holders of the restricted shares may each sell approximately 235,364 shares during any ninety-day (90 day) period after the registration statement becomes effective. Additionally, Rule 144 requires that an issuer of securities make available adequate current public information with respect to the issuer. Such information is deemed available if the issuer satisfies the reporting requirements of sections 13 or 15(d) of the Securities and Exchange Act of 1934 (the “Securities Exchange Act”) or of Rule 15c2-11 thereunder. There is no limitation on such sales and there is no requirement regarding adequate current public information. Sales under Rule 144 or pursuant to a Registration Statement filed under the Act, may have a depressive effect on the market price of our securities in any market, which may develop for such shares.

If shareholders sell a large number of shares all at once or in blocks, the value of our shares would most likely decline.

     The Company has 23,536,407 shares of Common Stock outstanding as of December 31, 2008, of which 17,536.407 will eventually become freely tradable. The availability for sale of a large amount of shares may depress the market price for our Common Stock and impair our ability to raise additional capital through the public sale of Common Stock. The Company has no arrangement with any of the holders of our shares to address the possible effect on the price of the Company's Common Stock of the sale by them of their shares.

PART II—OTHER INFORMATION

None

Item 1. Legal Proceedings.

The Company is not involved in any legal proceedings as at the report date

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No securities were sold or issued during the quarter ended March 31, 2009

Item 3. Defaults Upon Senior Securities.

No defaults

Item 4. Submission of Matters to a Vote of Security Holders. None Item 5. Other Information.

None.

Item 6. Exhibits.
31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act
31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NT MINING CORPORATION

(Registrant)

Date: June 26, 2009	/s/ "Jordan Wangh"
Jordan Wangh, President and CEO

Date: June 26, 2009	/s/ "Richard Fesiuk"
Richard Fesiuk, Secretary and CFO