Form 10-Q
period 2009-06-30
NT MINING Corp
filed 2009-08-18
CIK 1096759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission File Number: 000-28581

(Exact name of registrant as specified in its charter)

NT Mining Corporation

Nevada, USA	94-3342064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 280, 13071 Vanier Place, Richmond, BC V6V 2J1 Canada

(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code)

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

23,546,407 common shares outstanding as at June 30, 2009

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NT MINING CORPORATION
Index to Financial Statements
Page

Report to Management on 2nd Quarter operations	F2

Financial Statements:

Consolidated Balance Sheets as of June 30, 2009 and 2008	F3

Consolidated Statements of Operations for the quarters ended
June 30, 2009 and 2008	F4

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
for the quarters ended June 30, 2009 and 2008	F5

Consolidated Statements of Cash Flows for the quarters ended
June 30, 2009 and 2008	F6

Notes to Consolidated Financial Statements	F7

REPORT TO MANAGEMENT

To: Jordan Wangh, President and CEO
NT Mining Corporation
Suite 280 - 13071 Vanier Place
Richmond, BC V6V 2J1
Canada

Dear Sir:

Please find enclosed unaudited consolidated financial statements for the quarter ended June 30, 2009, these statements have been prepared from the records of the Company without audit.

The financial statements and accompanying notes will be required for the Form 10-Q report for the quarter ended June 30, 2009

All significant transactions have been recorded, and all Bank accounts have been reconciled as at the statement date of June 30, 2009.

If additional information or detail is required, please contact the writer at your convenience. Thank you

Sincerely

Signed by "Robert Hughes"

Robert Hughes

Parksville, BC
August 5, 2009

F 2

NT Mining Corporation and Subsidiary

(An Exploration Stage Company)

Consolidated Statements of Operations

	Unaudited				
	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	February 10, 1997 (inception) to June 30, 2009
Revenue	0	0	0	30,000	0
General and administrative expenses	38,957	17,182	54,017	33,937	115,389
Depreciation of furniture, fixtures and office equipment	323	403	646	807	4,278
Total operating expense	-39,280	-17,585	-54,663	-34,744	-119,667
Income (loss) from operations	-39,280	-17,585	-54,663	-4,744	-119,667
Foreign currency adjustment			-400	0	-400
Interest income					
Interest expense	-11,559		-22,630	0	-31,963
Income (loss) from continuing operations	-50,839	-17,585	-77,693	-4,744	-152,030
Discontinued operations					-7,038,112
Net loss	-50,839	-17,585	-77,693	-4,744	-7,190,142
Net profit (loss) per share - basic and dilu	-0.0022	-0.0002	-0.0033	0.0000	
Weighted average number of common shares outstanding - basic and diluted	23,546,407	112,171,695	23,546,407	112,171,695	

See notes to consolidated financial statements

F-4

NT MINING CORPORATION AND SUBSIDIARY

(An Exploration Stage Company)

Statements of Changes in Stockholders' Equity (Deficiency)

	Common Stock, $.001 par value Shares	Amount	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficiency)
Balances, *December 31, 2004*	28	$ -	$ 6,013,753	$ (6,088,963)	$ -	$ (75,210)
Shares returned for lease	(7)	-	-	-	-	-
Shares issued for services	427	-	8,030	-	-	8,030
Shares issued to settle debt	1,907	2	67,757	-	-	67,759
Shares sold for cash	5,000	5	9,995	-	-	10,000
Net income (loss)	-	-	-	(420,703)	-	(420,703)
Balances, *December 31, 2005*	7,355	7	6,099,535	(6,509,666)	-	(410,124)
Shares issued to settle debt	185	-	18,500	-	-	18,500
Shares issued for services	437	1	8,974	-	-	8,975
Net income (loss)	-	-	-	(528,446)	-	(528,446)
Balances, *December 31, 2006*	7,977	8	6,127,009	(7,038,112)	-	(911,095)
Shares issued to settle debt	37,584	38	485,767	-	-	485,805
Net income (loss)	-	-	-	(16,508)	-	(16,508)
Balances, *December 31, 2007*	45,561	46	6,612,776	(7,054,620)	-	(441,798)
Shares issued to settle debt	20,210,846	20,210	312,666	-	-	332,876
Shares issued to acquire Bullmoose Mines Ltd.	3,000,000	3,000	-	-	-	3,000
Shares sold for cash	280,000	280	153,720	-	-	154,000
Net income (loss)	-	-	-	(57,829)	-	(57,829)
Foreign currency translation adjustment	-	-	-	-	(72)	(72)
Balances, *December 31, 2008*	23,536,407	23,536	7,079,162	(7,112,449)	(72)	(9,823)
Net income (loss)				(77,293)		(77,293)
Foreign currency translation adjustment				(400)	325	(75)
Shares sold for cash	10,000	10	5,490			5,500
Balances, *June 30, 2009*	23,546,407	$ 23,546	$ 7,084,652	$ (7,190,142)	$ 253	$ (81,691)

See notes to consolidated financial statements.

F-5

	(Unaudited)		
	Six months ended		February 10, 1997 (inception) to
	30-Jun-09	30-Jun-08	30-Jun-09
Cash flows from operating activities:			
Net income (loss)	$ (77,693)	$ (4,744)	$ (7,190,142)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:			
Depreciation	646	807	9,953
Imputed interest expense on debenture	22,630	-	31,963
Changes in operating assets and liabilities:			
Accounts receivable	(5,261)		(5,261)
Prepaid expenses	1,567		26
Accounts payable and accrued expenses	(5,292)	16,958	67,827
Net cash provided by (used in) operating activities	(63,403)	13,021	(7,085,634)
Cash flows from investing activities:			
Acquisition of Bullmoose Mines Ltd.- net		-	(11,835)
Purchases of furniture, fixtures, and office equipment	-	-	(15,763)
Net cash provided by (used in) investing activities	-	-	(27,598)
Cash flows from financing activities:			
Increase (decrease) in due to related party			6,706
Increase (decrease) in loans payable		(157,875)	-
Sales of shares of common stock	5,500	157,875	7,108,198
Net cash provided by (used in) financing activities	5,500	-	7,114,904
Effect of exchange rate changes on cash and cash equivalents	253	-	181
Increase (decrease) in cash and cash equivalents	(57,650)	13,021	1,853
Cash and cash equivalents, beginning of period	59,503	140	-
Cash and cash equivalents, end of period	$ 1,853	$ 13,161	$ 1,853
Supplemental disclosures of cash flow information:			
Interest paid	$ 22,630	$ -	$ 31,963
Income taxes paid	$ -	$ -	$
Noncash investing and financing activities:			
Acquisition of Bullmoose Mines Ltd.	$	$ -	$ 421,390
Shares issued to settle debt	$	$ 157,875	$ 818,681
See notes to financial statements.			

F-6

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

NTMC was formerly named Clear Water Mining, Inc. (to March 11, 1999), E Casino Gaming Corporation (to June 21, 1999), E Vegas.com Inc. (to July 20, 2000), 1st Genx.com Inc. (to October 18, 2001), Oasis Information Systems, Inc. (to January 27, 2005), and 777 Sports Entertainment, Corp. (to September 26, 2008).  On December 15, 2007, NTMC’s former president died and NTMC discontinued its then business operations.

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

Basis of Presentation

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of June 30, 2009, the Company had negative working capital of $241,976 and a

F 7

NT MINING CORPORATION AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

stockholders’ deficiency of $81,691.  Further, for the years ended December 31, 2008 and 2007, the Company incurred losses totalling $74,337.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by obtaining new financing.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Mineral Property Costs

Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially  capitalized  when  incurred  using  the  guidance  in  EITF  04 02,  “Whether  Mineral  Rights  Are Tangible or Intangible Assets,” The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units of production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

 Long lived Assets

In accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” the carrying value of intangible assets and other long lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

The Company is in the exploration stage and is in the process of determining whether these properties contain ore reserves which are economically recoverable.

F 8

NT MINING CORPORATION AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, debenture payable and accrued expenses, and due to related party as June 30, 2009. The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to the short term maturity of these instruments or based upon market quotations of instruments with similar interest rates and similar maturities.

Foreign Currency Translation

The functional currency of NTMC is the United States dollar. The functional currency of BML is the Canadian dollar. The reporting currency of the Company is the United States dollar.

The assets and liabilities of BML are translated into United States dollars at periodend exchange rates ($0.816196 at December 31, 2008).

The revenues and expenses are translated into United States dollars at average exchange rates for the period ($0.8639 for the quarter ended June 30, 2009).

Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuations on balances or transactions denominated in a currency other than the functional currency are included in the consolidated results of operations. There is no material foreign currency transaction gain or loss for the quarters ended June 30, 2009 and 2008.

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Furniture, Fixtures, and Office Equipment

Furniture, fixtures, and office equipment are stated at cost less accumulated depreciation.

Additions are capitalized and maintenance and repairs are charged to expense as incurred.  Depreciation is provided using the straight line method over the estimated useful lives of the assets.

Long Lived Assets

Longlived assets, including the mining property, are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable.

If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

F 9

NT MINING CORPORATION AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Revenue Recognition

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable,

(3) collectability is reasonably assured, and (4) delivery has occurred.

Income Taxes

Income taxes are accounted for under the assets and liability method.  Current income taxes are provided in accordance with the laws of the respective taxing authorities.  .

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

Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding.  Dilutive securities having an antidilutive effect on diluted net income (loss) per share are excluded from the calculation.

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

F 10

NT MINING CORPORATION AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Hughes Maritime Corp. (“HMC”), owner of approximately 12.7% of the issued and outstanding common stock of NTMC at June 30, 2009.
Had the acquisition occurred on January 1, 2007, pro forma revenues, net loss, and net loss per share basic and diluted) would have been $0, $(89,497), and $(0.01) per share, respectively, for the year ended December 31, 2008 and $16,693, $(72,192), and $(0.02) per share, respectively, for the year ended December 31, 2007.

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

F 11

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

At June 30, 2009, the outstanding debenture is convertible into up to 961,248 shares of NTMC common stock and 961,248 warrants to purchase up to 961,248 additional shares of NTMC common stock at a price of $0.60 per share at any time from the exercise of the Conversion Option to two years thereafter.

NOTE 5 – RELATED PARTY TRANSACTIONS

At June 30, 2008, accounts payable and accrued expenses include $7,500 management fees payable to Jordan Wangh, NTMC’s president and director, $10,500 due to Omnexis Consulting Corp., a corporation controlled by Jordan Wangh, $8,162 due to Richard Fesiuk, NTMC’s secretary and director, $7,500 accounting and administrative fees payable to Robert Hughes, the party who controls HMC, and $12,000 due to HMC.

The due to related party at June 30, 2009 ($6,706) and June 30, 2008 ($7,253) is due Omnexis Consulting Corp., non interest bearing, and due on demand.

NOTE 6   INCOME TAXES

For the quarters ended June 30, 2009 and 2008, NTMC and BML recorded no provisions for income taxes as both corporations had negative taxable income for such periods.

Based on management’s present assessment, the Company has not yet determined it to be more likely than  not  that  a  deferred  tax  asset  attributable  to  the  future  utilization  of  the  net  operating  loss carryforwards as of June 30, 2009 will be realized.  Accordingly, the Company has

F 12

NT MINING CORPORATION AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2009.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

F 13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT DISCUSSION & ANALYSIS – JUNE 30, 2009

The following management discussion and analysis (“MDA”) provides information on the activities of NT Mining Corporation (“NTMG” or the “Company”) and should be read in conjunction with the interim unaudited financial statements as at June 30, 2009 and of the audited financial statements and notes thereto and the audited financial statements and notes thereto for the year ended December 31, 2008. Readers are cautioned that management’s discussion and analysis contains forward-looking statements and that actual events may vary from management’s expectations.

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

The following MDA is for the three months ended June 30, 2009 (the “Current Period”) and includes relevant information up to August 5, 2009 (the “Report Date”).

Liquidity and Capital Resources

At June 30, 2009 the Company had $7,114 in total current assets against current liabilities of $249,090, Management is currently investigating sources of financing to continue operations.

Results of Operations during the Quarter

For the three months ended June 30, 2009 the Company had a net loss of ($50,839) against a loss of ($17,585) in the same period in 2008 There were no revenues in the most recent quarter against no revenue in the quarter ended June 30, 2008.

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

The Company in 2008 also completed a private placement of shares at a price of $0.55 per share, a total of 280,000 shares were issued against payment to the Company of $ 154,000.00 The Company raised the sum of $5,500 by the sale of 10,000 restricted common shares at a price of $0.55 per share, during the quarter.

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

Directors and Officers

The Company’s directors and officers as at the Report Date are:

Directors: Jordan Wangh, Director, Richard Fesiuk, Director,	Officers: President and Chief Executive Officer Corporate Secretary and CFO

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

  Additional issuances of equity securities may result in dilution to our existing stockholders. Our Articles of Incorporation authorize the issuance of 200,000,000 shares of common stock.

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
  The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which: Sets forth the basis on which the broker or dealer made the suitability determination; and; That the broker or dealer received a signed, written agreement from the investor prior to the transaction.
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
  The factors identified below are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward- looking statement made by, or on behalf of, the Company. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished.
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

None

Item 1. Legal Proceedings.

The Company is not involved in any legal proceedings as at the report date

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2009, the Company sold 10,000 shares of stock at $ 0.55 per share the $ 5,500.00 was added to working capital

Item 3. Defaults Upon Senior Securities.

No defaults

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit31.1 Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

Exhibit 31.2 Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NT MINING CORPORATION

(Registrant)

Date August 17, 2009

Date August 17, 2009

/s/ "Jordan Wangh"
_________________________________
Jordan Wangh, President and CEO

/s/ "Richard Fesiuk"
__________________________________
Richard Fesiuk, Secretary and CFO