Form 10-Q
period 2009-09-09
NT MINING Corp
filed 2009-11-19
CIK 1096759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Commission File Number: 000-28581

NT Mining Corporation
(Exact name of registrant as specified in its charter)

Nevada, USA
(State or other jurisdiction of incorporation or organization)

94-3342064
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

23,546,407 common shares outstanding as at September 30, 2009

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REPORT TO MANAGEMENT

To: Jordan Wangh, President and CEO
NT Mining Corporation
Suite 280 - 13071 Vanier Place
Richmond, BC V6V 2J1
Canada

Dear Sir:

Please find enclosed unaudited consolidated financial statements for the quarter ended September 30, 2009, these statements have been prepared from the records of the Company without audit.

The financial statements and accompanying notes will be required for the Form 10-Q report for the quarter ended September 30, 2009

All significant transactions have been recorded, and all Bank accounts have been reconciled as at the statement date of September 30, 2009.

If additional information or detail is required, please contact the writer at your convenience. Thank you

Sincerely

Signed by "Robert Hughes"

Robert Hughes

Parksville, BC
October 15, 2009

# NT Mining Corporation

## Balance Sheets

(Unaudited prepared by management)

| | Unaudited | | Audited (1) |
|---|---|---|---|
| | As at 30-Sep-09 | As at 30-Sep-08 | 31-Dec-08 |
| **ASSETS** | | | |
| Cash in Banks | 214 | 5,006 | 59,503 |
| Prepaid expenses | | | 1,567 |
| Accounts receivable | 5,695 | | |
| | 5,909 | 5,006 | 61,070 |
| Fixed Assets | | | |
| Furniture and fixtures | 15,763 | 15,763 | 15,763 |
| Accumulated depreciation | (10,275) | (8,903) | (9,307) |
| | 5,488 | 6,860 | 6,456 |
| Other Assets | | | |
| Investment in subsidiary's | 421,390 | | 421,199 |
| Other | 1,977 | | |
| | 423,367 | 0 | 421,199 |
| | 434,764 | 11,866 | 488,725 |
| **LIABILITIES** | | | |
| Current Liabilities | | | |
| Accounts payable | 121,845 | 125,007 | 123,138 |
| Current portion of debenture | 118,811 | | 109,801 |
| Loans payable | | 172,000 | |
| Due to shareholder | 15,893 | 6,706 | 6,706 |
| | 256,549 | 303,713 | 239,645 |
| Term Liability | | | |
| Debenture payable | 274,301 | | 258,903 |
| | 530,850 | 303,713 | 498,548 |
| **STOCKHOLDERS EQUITY** | | | |
| Authorized | | | |
| 200,000,000 shares with a par value of $0.001 | | | |
| Issued and outstanding | | | |
| 23,546,407, 3,056,086 and 23,536,407 shares respectively with a par value of $0.001 | 23,546 | 3,056 | 23,536 |
| Contributed Capital | 7,084,652 | 6,321,704 | 7,079,162 |
| Accumulated other comprehensive income (loss) | 194 | | (72) |
| Deficit | (7,204,478) | (6,616,607) | (7,112,449) |
| | (96,086) | (291,847) | (9,823) |
| | 434,764 | 11,866 | 488,725 |

See notes to consolidated financial statements

(1) Derived from the Audited financial statements as at December 31, 2008

## NT MINING CORPORATION AND SUBSIDIARY
### (An Exploration Stage Company)
### Statements of Changes in Stockholders' Equity (Deficiency)

| | Common Stock, $.001 par value Shares | Amount | Additional Paid-in Capital | Deficit | Accumulated Other Comprehensive Income | Total Stockholders' Equity (Deficiency) |
|---|---|---|---|---|---|---|
| Balances, *December 31, 2004* | 28 | $ - | $ 6,013,753 | $ (6,088,963) | $ - | $ (75,210) |
| Shares returned for lease | (7) | - | - | - | - | - |
| Shares issued for services | 427 | - | 8,030 | - | - | 8,030 |
| Shares issued to settle debt | 1,907 | 2 | 67,757 | - | - | 67,759 |
| Shares sold for cash | 5,000 | 5 | 9,995 | - | - | 10,000 |
| Net income (loss) | - | - | - | (420,703) | - | (420,703) |
| Balances, *December 31, 2005* | 7,355 | 7 | 6,099,535 | (6,509,666) | - | (410,124) |
| Shares issued to settle debt | 185 | - | 18,500 | - | - | 18,500 |
| Shares issued for services | 437 | 1 | 8,974 | - | - | 8,975 |
| Net income (loss) | - | - | - | (528,446) | - | (528,446) |
| Balances, *December 31, 2006* | 7,977 | 8 | 6,127,009 | (7,038,112) | - | (911,095) |
| Shares issued to settle debt | 37,584 | 38 | 485,767 | - | - | 485,805 |
| Net income (loss) | - | - | - | (16,508) | - | (16,508) |
| Balances, *December 31, 2007* | 45,561 | 46 | 6,612,776 | (7,054,620) | - | (441,798) |
| Shares issued to settle debt | 20,210,846 | 20,210 | 312,666 | - | - | 332,876 |
| Shares issued to acquire Bullmoose Mines Ltd. | 3,000,000 | 3,000 | - | - | - | 3,000 |
| Shares sold for cash | 280,000 | 280 | 153,720 | - | - | 154,000 |
| Net income (loss) | - | - | - | (57,829) | - | (57,829) |
| Foreign currency translation adjustment | - | - | - | - | (72) | (72) |
| Balances, *December 31, 2008* | 23,536,407 | 23,536 | 7,079,162 | (7,112,449) | (72) | (9,823) |
| Net income (loss) | | | | (92,029) | | (92,029) |
| Foreign currency translation adjustment | | | | | 325 | 325 |
| Shares sold for cash | 10,000 | 10 | 5,490 | | | 5,500 |
| Balances, *September 30, 2009* | 23,546,407 | $ 23,546 | $ 7,084,652 | $ (7,204,478) | $ 253 | $ (96,027) |

See notes to consolidated financial statements.

# NT MINING CORPORATION AND SUBSIDIARY

**(An Exploration Stage Company)**

**Statements of Cash Flows**

| | (Unaudited) | | |
|---|---|---|---|
| | Nine months ended | | February 10, 1997 (inception) to |
| | 30-Sep-09 | 30-Sep-08 | 30-Sep-09 |
| Cash flows from operating activities: | | | |
| Net income (loss) | $ (92,029) | $ 103,867 | $ (7,204,478) |
| Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities: | | | |
| Depreciation | 968 | 1,211 | 10,275 |
| Imputed interest expense on debenture | 34,617 | - | 43,950 |
| Changes in operating assets and liabilities: | | | |
| Accounts receivable | 5,695 | | 5,695 |
| Prepaid expenses | (1,567) | | (3,108) |
| Accounts payable and accrued expenses | (32,302) | (148,970) | 40,817 |
| Net cash provided by (used in) operating activities | (84,618) | (43,892) | (7,106,849) |
| | | | |
| Cash flows from investing activities: | | | |
| Acquisition of Bullmoose Mines Ltd.- net | | - | (11,835) |
| Advances other | 2,168 | | 2,168 |
| Purchases of furniture, fixtures, and office equipment | | - | (15,763) |
| Net cash provided by (used in) investing activities | 2,168 | - | (25,430) |
| | | | |
| Cash flows from financing activities: | | | |
| Change in capital (consolidation) | | (113,617) | |
| Share capital issued for debt (before consolidation) | | | |
| Share capital issued for debt (after consolidation) | | | |
| Increase (decrease) in due to related party | | | 6,706 |
| Increase (decrease) in loans payable | | | - |
| Increase in contributed capital | | | |
| Sales of shares of common stock | 5,000 | 162,375 | 7,107,698 |
| Net cash provided by (used in) financing activities | 5,000 | 48,758 | 7,114,404 |
| | | | |
| Effect of exchange rate changes on cash and cash equivalents | 18,161 | - | 18,089 |
| | 18,161 | - | 18,089 |
| Increase (decrease) in cash and cash equivalents | (59,289) | 4,866 | 214 |
| | | | |
| Cash and cash equivalents, beginning of period | 59,503 | 140 | - |
| Cash and cash equivalents, end of period | $ 214 | $ 5,006 | $ 214 |
| | | | |
| Supplemental disclosures of cash flow information: | | | |
| Interest paid | $ 24,473 | $ - | $ 43,950 |
| Income taxes paid | $ - | $ - | $ |
| | | | |
| Noncash investing and financing activities: | | | |
| Acquisition of Bullmoose Mines Ltd. | $ | $ - | $ 421,390 |
| Shares issued to settle debt | $ | $ 332,876 | $ 818,681 |

See notes to financial statements.

F 6

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

September 30, 2009, the Company had negative working capital of $ 250,640 and a

F 7

NT MINING CORPORATION AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

stockholders’ deficiency of $ 96,086.  Further, for the years ended December 31, 2008 and 2007, the

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

F 8

NT MINING CORPORATION AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, debenture payable and accrued expenses, and due to related party as September 30, 2009. The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to the short term maturity of these instruments or based upon market quotations of instruments with similar interest rates and similar maturities.

Foreign Currency Translation

The functional currency of NTMC is the United States dollar. The functional currency of BML is the Canadian dollar. The reporting currency of the Company is the United States dollar.

The assets and liabilities of BML are translated into United States dollars at period end exchange rates

($0.816196 at December 31, 2008).  The revenues and expenses are translated into United States dollars at average exchange rates for the period ($0.92 for the quarter ended September 30, 2009).  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income

(loss) within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuations on balances or transactions denominated in a currency other than the functional currency are included in the consolidated results of operations. There is no material foreign currency transaction gain or loss for the quarters ended September 30, 2009 and 2008.

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

Long Lived Assets

Long lived assets, including the mining property, are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

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

Net Income (Loss) per Share

Basic net income (loss) per common share is computed on the basis of the weighted average   number of

common shares outstanding during the period. Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding.  Dilutive securities having an anti dilutive effect on diluted net income (loss) per share are excluded from the calculation.

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

NOTE 2 – ACQUISITION OF BULLMOOSE MINES LTD.

On October 14, 2008, NTMC acquired Bullmoose Mines Ltd. (“BML”) in exchange for $ 12,000 cash,

3,000,000 shares of NTMC common stock valued at $ 3,000, a debenture in the face amount of $480,624 valued at fair value of $ 359,371 (see Note 3), and assumption of accounts payable totalling $ 47,019, or

for  total  consideration  of  $  421,390.   The  consideration  was  allocated  $  165  to  cash  and  cash equivalents, $ 26 to prepaid expenses, and $ 421,199 to the Mining Property.  The related Share

Purchase Agreement also provides for payment of future royalties to the seller of BML equivalent to 6%

of the Net Smelter Returns, as defined, from the Mining Property.  The seller of BML was

F 10

NT MINING CORPORATION AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Hughes Maritime Corp. (“HMC”), owner of approximately 12.7% of the issued and outstanding common stock of NTMC at September 30, 2009.

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

At September 30, 2009, the outstanding debenture is convertible into up to 961,248 shares of NTMC common stock and 961,248 warrants to purchase up to 961,248 additional shares of NTMC common stock at a price of $0.60 per share at any time from the exercise of the Conversion Option to two years thereafter.

NOTE 5 – RELATED PARTY TRANSACTIONS

At September 30, 2009, accounts payable and accrued expenses include $7,500 management fees payable  to  Jordan  Wangh,  NTMC’s  president  and  director,  $8,162  due  to  Richard  Fesiuk,  NTMC’s secretary and director, $7,500 accounting and administrative fees payable to Robert Hughes, the party who controls HMC, and $12,000 due to HMC.

The due to related party at September 30, 2009 ($6,706) and June 30, 2008 ($7,253) is due Omnexis

Consulting Corp., non interest bearing, and due on demand.

NOTE 6   INCOME TAXES

For the quarters ended September 30, 2009 and 2008, NTMC and BML recorded no provisions for income taxes as both corporations had negative taxable income for such periods.

Based on management’s present assessment, the Company has not yet determined it to be more likely than  not  that  a  deferred  tax  asset  attributable  to  the  future  utilization  of  the  net  operating  loss carryforwards as of September 30, 2009 will be realized.  Accordingly, the Company has

F 12

NT MINING CORPORATION AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

provided a 100% allowance against the deferred tax asset in the financial statements at September 30,

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

F 13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT DISCUSSION & ANALYSIS – SEPTEMBER 30, 2009

The following management discussion and analysis (“MDA”) provides information on the activities of NT Mining Corporation (“NTMG” or the “Company”) and should be read in conjunction with the interim unaudited financial statements as at September 30, 2009 and of the audited financial statements and notes thereto and the audited financial statements and notes thereto for the year ended December 31, 2008. Readers are cautioned that management’s discussion and analysis contains forward-looking statements and that actual events may vary from management’s expectations.

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

The following MDA is for the three months ended September 30, 2009 (the “Current Period”) and includes relevant information up to August 5, 2009 (the “Report Date”).

Liquidity and Capital Resources

At September 30, 2009 the Company had $5,909 in total current assets against current liabilities of $256,549, Management is currently investigating sources of financing to continue operations.

Results of Operations during the Quarter

For the three months ended September 30, 2009 the Company had a net loss of ($14,336) against a loss of ($5,006) in the same period in 2008 There were no revenues in the most recent quarter against no revenue in the quarter ended September 30, 2008.

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

The Company has 23,546,407 shares of Common Stock outstanding as of December 31, 2008, of which 17,536.407 will eventually become freely tradable. The availability for sale of a large amount of shares may depress the market price for our Common Stock and impair our ability to raise additional capital through the public sale of Common Stock. The Company has no arrangement with any of the holders of our shares to address the possible effect on the price of the Company's Common Stock of the sale by them of their shares.

PART II—OTHER INFORMATION

None

Item 1. Legal Proceedings.

The Company is not involved in any legal proceedings as at the report date

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2009, the Company sold 10,000 shares of stock at $ 0.55 per share the $ 5,500.00 was added to working capital

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

NT MINING CORPORATION

(Registrant)

Signed "Jordan Wangh"

Date November 19, 2009 _________________________________ Jordan Wangh, President and CEO

Signed "Richard Fesiuk"

Date November 19, 2009 __________________________________ Richard Fesiuk, Secretary and CFO

**	Print name and title of the signing officer under his signature.