Form 10-K
period 2009-12-31
NT MINING Corp
filed 2010-05-24
CIK 1096759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended on December 31st 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

For the transition period from __________________________to _________

Commission file number ___94-33420647______ CI # 00010966759

NT MINING CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA                                                                                  94-3342064______

State or other jurisdiction of Incorporation                        (I.R.S. Employer Identification No.)

Suite 280 – 13071 Vanier Place, Richmond, BC V6J 2J1 CANADA

(Address of principal executive offices) (Zip Code)

(604) 249-5001 Fax (604) 303-7773
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                     Name of each exchange on which registered

            Common                                   N/A

Securities registered pursuant to section 12(g) of the Act:

Common

(title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[Yes ] [No X ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[Yes ] [No ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                    [   ] Yes      [ X ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting Company)	Smaller reporting Company [ X ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).                                                              [   ] Yes      [ X ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  [  ]   No  [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class                                                                    Outstanding as of December 31, 2009

Common Stock, $0.001                                          23,646,413

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

2	FORM 10-K - 31 December 2009

PART I

Item 1. Business.

The Company changed its business focus during 2007 and in 2008 completed the changeover to mining exploration and development, which was the concept utilized when the Company was incorporated. In order to complete the transformation, the Company completed a reverse split during 2008, settled the majority of its liabilities through a share exchange for debt and acquired a privately held Canadian Mining Corporation with a single mining asset, former Gold Producer "The Bullmoose Mine" located in the Northwest Territory of Canada. In 2009 the company completed a limited program on the mining properties in Canada, sufficient to maintain the lease and mineral claims in good standing.

Item 1A. Risk Factors.

We are subject to a number of risks and uncertainties that could materially harm our business or inhibit our strategic plans. Before investing in our common stock, you should carefully consider the following:

•	we have a history of losses and may not be able to operate profitably or sustain positive cash flow in future periods;

•	we must further develop our brand recognition and market our services in a cost-effective manner in order to successfully grow our business;

•	we face competition in our markets and we expect this competition to intensify;

•

we received a going concern opinion from our independent auditors report accompanying our December 31, 2007 and December 31, 2008 financial statements, the statements for the year ended December 31, 2009 are currently in the hands of our auditor, completion of the audit is expected shortly.

Item 1B. Unresolved Staff Comments.

There are no unresolved issues with SEC Staff to the best knowledge of the directors.

Item 2. Properties.

The Company's wholly owned Canadian subsidiary "Bullmoose Mines Ltd" owns Mineral Lease # 2775 and four (4) located mineral claims Big Boo # 5, 6, 7 and 8 located in the Southwest Mackenzie Mining District (NTS 85 1/7) approximately 53 miles east south east of Yellowknife, NT Canada.

Item 3. Legal Proceedings.

There are no legal actions known to the directors at this time

Item 4. Submission of Matters to a Vote of Security Holders.

(a)        There were no stockholder meetings in 2009

(b)        There were no settlements between the registrant and any other participant

3	FORM 10-K - 31 December 2009

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

4	FORM 10-K - 31 December 2009

Item 6. Selected Financial Data.

The selected historical financial information presented in the table below for each of the years ended December 31, 2009, December 31, 2008 and December 31, 2003, is derived from audited 2009, 2008 and 2007 plus unaudited 2006 through 2003, financial statements of the Company. The selected financial information presented below should be read in conjunction with the Company's consolidated financial statements and the notes thereto and the Operating and Financial Review and Prospects included elsewhere in this Report.

The selected financial data has been prepared in accordance with United States generally accepted accounting principles, which we refer to as "US GAAP".

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT DISCUSSION & ANALYSIS – DECEMBER 31, 2009

The following management discussion and analysis (“MDA”) provides information on the activities of NT Mining Corporation (“NTMG” or the “Company”) and should be read in conjunction with the unaudited and  audited financial statements and notes thereto for the unaudited financial statements and notes thereto for the year ended December 31, 2009. Readers are cautioned that management’s discussion and analysis contains forward-looking statements and that actual events may vary from management’s expectations.

Description of Business and Report Date

The Company's principal business activity is the exploration and development of mineral properties. The Company has acquired exploration properties in the Northwest Territory, Canada, during the period under review.

5	FORM 10-K - 31 December 2009

Certain information disclosed in this discussion is derived from the Company’s audited financial statements for the year ended December 31, 2009.

The following MDA is for the year ended December 31, 2009 (the “Current Period”) and includes relevant information up to May 18, 2010 (the “Report Date”).

The company has undergone several name changes, as noted below:

            NT MINING CORPORATION                                  since September 2008

            777 SPORTS ENTERTAINMENT, CORP.  since February 2005

            TRANS PACIFIC GROUP, INC.

            (A Private Nevada Corporation)                     merged March 2005.

            OASIS INFORMATION SYSTEMS, INC.     since October 2001

            1st GENX, INC.                                               since April 2001

            1st GENX.COM, INC                                      since August 2000

            E-VEGAS.COM, INC                                     since June 1999

            E-CASINO GAMING CORP                         since March 1999

            CLEAR WATER MINING, INC                      since February 11 1997

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

Other

In 2008 the Company acquired all of the shares of a Canadian Corporation “Bullmoose Mines Ltd” which Company holds title to the former Gold Producer The Bullmoose Mine located in the Northwest Territory for cash, shares and the assumption of debt.

The Company also completed private placements of shares at prices of $0.55 and $0.25 per share, a total of 110,000 shares were issued against payment to the Company of $ 30,500.00

Investor relations

The Company handles its investor relations internally at the present time.

Additional Information

Additional information is available concerning the Company and its operations on SEDAR at www.sedar.com. Additional financial information concerning the Company is provided in its audited financial statements for the years ended December 31, 2009, 2008 and 2007 plus unaudited financial statements for the years ended December 31,  2006.  Copies of this information are available by contacting the Company at its offices located at 280-13073 Vanier Place, Richmond, BC V6V 2J1; phone 604-249-5001; fax 604-303-7773.

6	FORM 10-K - 31 December 2009

Directors and Officers

The Company’s directors and officers as at the Report Date are:

Directors:                               Officers:

Jordan S. Wangh, Director,    President & Chief Executive Officer

Richard A. Fesiuk, Director,   Corporate secretary and CFO

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Furnish the information required by Item 305 of Regulation S-K (§ 229.305 of this chapter)

We are not subject to this requirement since we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

(a) Furnish financial statements meeting the requirements of Regulation S-X (§ 210 of this chapter), except § 210.3-05 and Article 11 thereof, and the supplementary financial information required by Item 302 of Regulation S-K (§ 229.302 of this chapter). Financial statements of the registrant and its subsidiaries consolidated (as required by Rule 14a-3(b)) shall be filed under this item. Other financial statements and schedules required under Regulation S-X may be filed as “Financial Statement Schedules” pursuant to Item 15, Exhibits, Financial Statement Schedules, and Reports on Form 8-K, of this form.

(b) A smaller reporting Company may provide the information required by Article 8 of Regulation S-X in lieu of any financial statements required by Item 8 of this Form.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with Accountants or auditors during the period under review.

Item 9A. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009 was made under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

7	FORM 10-K - 31 December 2009

Item 9B. Other Information.

The registrant must disclose under this item any information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K, but not reported, whether or not otherwise required by this Form 10-K. If disclosure of such information is made under this item, it need not be repeated in a report on Form 8-K which would otherwise be required to be filed with respect to such information or in a subsequent report on Form 10-K.

PART III

[See General Instruction G(3)]

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

                        Richard A. Fesiuk                   Jordan S. Wangh

Officers

                        President and CEO                 Jordan S. Wangh

                        Secretary and CFO                Richard A. Fesiuk

Item 11. Executive Compensation.

Omnexis Consulting Corporation (OMX) has charged the company for management services of $ 31,500 of which $ 18,848 is unpaid, OMX is controlled by Jordan S. Wangh, President and CEO who is owed $ 5,000 for management fees charged in 2008.

Richard Fesiuk, secretary and CFO charged the company $ 8,000 for financial consulting and is owed $ 15,600 at year end, his company Atrypa Gold Mines is owed $ 11,290 for work and expenses paid on the company’s behalf.

There are no annuity, pension or retirement benefits proposed to pay to officers, directors or employees of the Corporation in the event of retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries.

No remuneration other than that reported in paragraph (a) of this item it proposed to be in the future directly or indirectly by the corporation to any officer or director under any plan which presently exists.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best knowledge of the Company as of December 31, 2009 with respect to each director and officer and management as a group and any holder owning more than 5% of the outstanding common stock.

Name and Address	Position	Class of shares	Amount of Class	Percentage Note (1)
Jordan S. Wangh (Note 2) 809 - 9171 Ferndale Road Richmond, BC V6Y 1X4 Canada	President & CEO	Common	2,100,000	8.88%
Richard A. Fesiuk (Note 3) 213 - 7110 - 133rd Street Surrey, BC V3W 7Z7 Canada	Secretary & CFO	Common	2,020,000	8.54%

Management as a Group			4,120,000	17.42%

Others of record owning 5% or more

Hughes Maritime Corp 1177 Roberton Blvd Parksville, BC V9P 2K6 Canada		Common	3,000,000	12.90%
8	FORM 10-K - 31 December 2009

Note (1) The above percentages are based on 23,646,413 shares of common stock outstanding as of December 31, 2009.

Note (2) 1,500,000 shares are held by Capcora Investment Corp a BC Canadian Company owned by Jordan S. Wangh, who also holds 600,000 shares directly for a total of 2,100,000

Note (3) 1,500,000 shares are held by Atrypa Gold Corp a BC Canadian Company controlled by Richard A. Fesiuk, who also holds 520,000 shares directly for a total of 2,020,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There have been no transactions or series of transactions, or proposed transactions during the last two years to which the Registrant is a party in which any Director, nominee for election as a Director, executive officer or beneficial owner of five percent or more of the Registrant’s common stock, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest exceeding $ 50,000.

Neither Richard Fesiuk nor Jordan Wangh are independent directors. There are no independent members of the Board of Directors.

Item 14. Principal Accounting Fees and Services.

1.            Audit fees, in 2009 the company paid $ 18,500 for audit services

2.            Same as above with no tax related expense to date

3.            Same as 1 & 2, with no additional services provided

4.            The statements upon completion were vetted, reviewed and approved by the audit committee at a specially called directors meeting

5.            The Company has no full time staff performing accounting services for the Company; this is done locally by a retired accountant on a contract basis.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

(1) All financial statements;

(2) Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below.

9	FORM 10-K - 31 December 2009

(3) Those exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter) and by paragraph (b) below. Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

(b) Registrants shall file, as exhibits to this form, the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

(c) Registrants shall file, as financial statement schedules to this form, the financial statements required by Regulation S-X (17 CFR 210) which are excluded from the annual report to shareholders by Rule 14a-3(b) including (1) separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons; (2) separate financial statements of affiliates whose securities are pledged as collateral; and (3) schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)

Signed: /s/  "Jordan Wangh"

_________________________________________

By: Jordan S. Wangh, President & CEO

Date  May 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signed:  /s/ "Richard Fesiuk"

_________________________________________

By: Richard A. Fesiuk, Secretary & CFO

Date May 19, 2010

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

(a) Except to the extent that the materials enumerated in (1) and/or (2) below are specifically incorporated into this Form by reference (in which case see Rule 12b-23(d)), every registrant which files an annual report on this Form pursuant to Section 15(d) of the Act shall furnish to the Commission for its information, at the time of filing its report on this Form, four copies of the following:

10	FORM 10-K - 31 December 2009

(1) Any annual report to security holders covering the registrant’s last fiscal year; and

(2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders.

(b) The foregoing material shall not be deemed to be “filed” with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that the registrant specifically incorporates it in its annual report on this Form by reference.

(c) If no such annual report or proxy material has been sent to security holders, a statement to that effect shall be included under this caption. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report of this Form, the registrant shall so state under this caption and shall furnish copies of such material to the Commission when it is sent to security holders.

11	FORM 10-K - 31 December 2009

NT MINING CORPORATION

Index to Financial Statements

                                                                                                                                    Page

Report of Independent Registered Public Accounting Firm                                      F-2

Financial Statements:

   Consolidated Balance Sheets as of December 31, 2009 and 2008                         F-3

   Consolidated Statements of Operations for the years ended

      December 31, 2009 and 2008                                                                               F-4

   Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

      for the years ended December 31, 2004 through 2009                                        F-5

   Consolidated Statements of Cash Flows for the years ended

      December 31, 2009 and 2008                                                                               F-6

   Notes to Consolidated Financial Statements                                                           F-7

12	FORM 10-K - 31 December 2009

13	FORM 10-K - 31 December 2009

PAULA S. MORELLI, CPA P.C.
21 MARTHA STREET
FREEPORT, NY 11520
(516) 378-4258

REPORT OF INDEPENDENT REGISTERED AUDITOR

To the Board of Directors and Stockholders of
NT Mining Corporation and Subsidiary

I have audited the accompanying balance sheet of NT Mining Corporation and Subsidiary (the Company") as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NT Mining Corporation and Subsidiary as of December 31, 2009 and 2008 and for the years then ended in conformity with accounting principles generally accepted in the United States.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Paula S. Morelli CPA

Paula S. Morelli, CPA
Freeport, New York
May 21, 2010

14	FORM 10-K - 31 December 2009

15	FORM 10-K - 31 December 2009

	December 31, 2009	December 31, 2008
Assets		
Current assets:		
Cash and cash equivalents	$ 2,124	$ 59,503
Accounts receivable	5,044	
Prepaid expenses	9,220	1,567
Total current assets	16,388	61,070
Mining property, less accumulated depreciation of $0	421,199	421,199
Furniture, fixtures, and office equipment, less accumulated depreciation of $10,598 and $9,307 respectively	5,165	6,456
Total assets	$ 442,752	$ 488,725
Liabilities and Stockholders' Equity (Deficiency)		
Current liabilities:		
Current portion of debenture payable, less unamortized discount of $11,601 and $10,823	$ 229,023	$ 109,801
Accounts payable and accrued expenses	96,358	123,138
Due to related parties	127,366	6,706
Total current liabilities	452,747	239,645
Debenture payable, less unamortized debt discount of $56,451 and $101,097	171,948	258,903
Total liabilities	624,695	498,548
Stockholders' equity (deficiency):		
Common stock, $.001 par value; authorized 200,000,000 shares, issued and outstanding 23,646,413 and 23,536,407 shares, respectively	23,646	23,536
Additional paid-in capital	7,109,552	7,079,162
Deficit	(7,315,141)	(7,112,449)
Accumulated other comprehensive income (loss)		(72)
Total stockholders' equity (deficiency)	(181,943)	(9,823)
Total liabilities and stockholders' equity (deficiency)	$ 442,752	$ 488,725

See notes to consolidated financial statements.

F-3

16	FORM 10-K - 31 December 2009

	Year Ended December 31, 2009	Year Ended December 31, 2008	February 10, 1997 (inception) to December 31, 2009
Revenue	$ -	$ -	$ -
General and administrative expenses	102,309	46,882	163,681
Exploration & field expense	19,224	-	19,224
Royalty expense	36,000	-	36,000
Depreciation of furniture, fixtures, and office equipment	1,291	1,614	4,923
Total operating expenses	158,824	48,496	223,828
Income (loss) from operations	(158,824)	(48,496)	(223,828)
Interest income	-	-	-
Interest expense	(43,868)	(9,333)	(53,201)
Income (loss) from continuing operations	(202,692)	(57,829)	(277,029)
Discontinued operations	-	-	(7,038,112)
Net loss	$ (202,692)	$ (57,829)	$ (7,315,141)
Net loss per share - basic and diluted	$ (0.01)	$ (0.02)	
Weighted average number of common shares outstanding - basic and diluted	23,560,574	3,838,564	

See notes to consolidated financial statements.

F-4

17	FORM 10-K - 31 December 2009

18	FORM 10-K - 31 December 2009

19	FORM 10-K - 31 December 2009

	Year Ended December 31, 2009	Year Ended December 31, 2008	February 10, 1997 (inception) to December 31, 2009
Cash flows from operating activities:			
Net income (loss)	$ (202,692)	$ (57,829)	$ (7,315,141)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:			
Depreciation	1,291	1,614	10,598
Imputed interest expense on debenture	43,868	9,333	53,201
Changes in operating assets and liabilities:			
Accounts receivable	(5,044)		(5,044)
Prepaid expenses	(7,653)	(1,541)	(9,194)
Accounts payable and accrued expenses	(38,381)	(33,760)	53,186
Net cash provided by (used in) operating activities	(208,611)	(82,183)	(7,212,394)
Cash flows from investing activities:			
Acquisition of Bullmoose Mines Ltd. - net	-	(11,835)	(11,835)
Purchases of furniture, fixtures, and office equipment	-	-	(15,763)
Net cash provided by (used in) investing activities	-	(11,835)	(27,598)
Cash flows from financing activities:			
Increase (decrease) in due to related party	120,660	(547)	108,918
Sales of shares of common stock	30,500	154,000	7,133,198
Net cash provided by (used in) financing activities	151,160	153,453	7,242,116
Effect of exchange rate changes on cash and cash equivalents	72	(72)	-
Increase (decrease) in cash and cash equivalents	(57,379)	59,363	2,124
Cash and cash equivalents, beginning of period	59,503	140	-
Cash and cash equivalents, end of period	$ 2,124	$ 59,503	$ 2,124
Supplemental disclosures of cash flow information:			
Interest paid	$ 4,699	$	$ 4,699
Income taxes paid	$ -	$ -	$ -
Noncash investing and financing activities:			
Acquisition of Bullmoose Mines Ltd.	$ -	$ 421,390	$ 421,390
Shares issued to settle debt	$ -	$ 332,876	$ 332,876

See notes to financial statements.

F-6

20	FORM 10-K - 31 December 2009

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

BML owns Mineral Lease #2775 plus 4 located mineral claims in the South MacKenzie Mining District, Northwest Territories, Canada (the “Mining Property”).  According to a geological report issued May 6, 2008, from 1985 until shutdown in January 1987, approximately 54,000 tons of ore were mined and milled to produce approximately 20,001 ounces of gold by a former owner of the Mining Property.  Subject to the availability of sufficient working capital, BML intends to erect a portable mill on the site and mill the approximately 10,000 tons of broken material in the coarse “ore” stockpile.

On February 2, 2005, NTMC executed a 1 for 300 reverse stock split.  On September 11, 2008, NTMC executed a 1 for 2000 reverse stock split.  The financial statements have been retroactively adjusted to reflect these reverse stock splits.

NTMC and BML are collectively referred to as the “Company”.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NTMC and its wholly owned subsidiary BML from the date of its acquisition on October 14, 2008.  All significant intercompany balances and transactions have been eliminated in consolidation.

21	FORM 10-K - 31 December 2009

Basis of Presentation

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of December 31, 2009, the Company had negative working capital of $436,359 and for December 32, 2008 the Company had negative working capital of $178,575 and a stockholders’ deficiency

NT MINING CORPORATION AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

of $181,943 and for December 31, 2008 $9,823.  Further, for the years ended December 31, 2009 and 2008, the Company incurred losses totaling $202,692 and $57,829. These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by obtaining new financing.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, debenture payable and accrued expenses, and due to related party as December 31, 2009.  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to the short term maturity of these instruments or based upon market quotations of instruments with similar interest rates and similar maturities.

Foreign Currency Translation

The functional currency of NTMC is the United States dollar.  The functional currency of BML is the Canadian dollar.  The reporting currency of the Company is the United States dollar.

22	FORM 10-K - 31 December 2009

The assets and liabilities of BML are translated into United States dollars at period-end exchange rates ($0.96 at December 31, 2009 and $0.816196 at December 31, 2008).  The revenues and expenses are translated into United States dollars at average exchange rates for the period ($0.96 for the year ended December 31, 2009).  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuations on balances or transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There is no material foreign currency transaction gain or loss for the years ended December 31, 2009 and 2008.

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

Revenue Recognition

23	FORM 10-K - 31 December 2009

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

NOTE 2 – ACQUISITION OF BULLMOOSE MINES LTD.

24	FORM 10-K - 31 December 2009

On October 14, 2008, NTMC acquired Bullmoose Mines Ltd. (“BML”) in exchange for $12,000 cash, 3,000,000 shares of NTMC common stock valued at $3,000, a debenture in the face amount of $480,624 valued at fair value of $359,371 (see Note 3), and assumption of accounts payable totaling $47,019, or for total consideration of $421,390.  The consideration was allocated $165 to cash and cash equivalents, $26 to prepaid expenses, and $421,199 to the Mining Property.  The related Share Purchase Agreement also provides for payment of future royalties to the seller of BML equivalent to 6% of the Net Smelter Returns, as defined, from the Mining Property.  The seller of BML was Hughes Maritime Corp. (“HMC”), owner of approximately 12.7% of the issued and outstanding common stock of NTMC at December 31, 2009.

NT MINING CORPORATION AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 3 – DEBENTURE PAYABLE

Debenture payable at December 31, 2009 consists of:

Amount due October 14, 2009	$120,624
Amount due October 14, 2010	120,000
Amount due October 14, 2011	120,000
Amount due October 14, 2012	120,000

Total face amount	480,624

Initial debt discount of $121,253
Less accumulated amortization of $53,201	(68,052)

Net value as at December 31, 2009	412,572

Current portion	240,624

Non-current portion	$171,948
25	FORM 10-K - 31 December 2009

The debenture, which was issued to the seller of BML on October 14, 2008, did not provide for any interest.  Accordingly, the Company recorded the debenture at the $368,704 present value (discounted at a 12% annual interest rate) of the $480,624 total payments due and is amortizing the $121,253 debt discount as interest expense using the interest method over the four year term of the debenture.  After October 14, 2012, interest is payable monthly at a 12% annual interest rate. The payment due on October 14, 2009 was not made and a verbal agreement was made to extend the due date to April 1, 2010 with the provision that 10% would be added to the payment now due April 1, 2010.

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

NT MINING CORPORATION AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 4 – STOCKHOLDERS’ EQUITY

On February 2, 2005, NTMC executed a 1 for 300 reverse stock split.  On September 11, 2008, NTMC executed a 1 for 2000 reverse stock split.  The financial statements have been retroactively adjusted to reflect these reverse stock splits.

In 2007, NTMC issued a total of 37,584 shares of its common stock to settle debt totaling $485,805.

26	FORM 10-K - 31 December 2009

In 2008, NTMC issued a total of 20,210,846 shares of its common stock (including 1,500,000 shares to Capcora Investment Corp., a corporation controlled by Jordan Wangh, NTMC’s president and director, and 1,500,000 shares to Atrypa Gold Corporation, a corporation controlled by Richard Fesiuk, NTMC’s secretary and director) to settle debt totaling $332,876.  On November 26, 2008, NTMC sold a total of 280,000 shares of its common stock to three investors at a price of $0.55 per share or $154,000 total.

In 2009 NTMC issued a total of 110,000 shares for cash totaling $30,500 to four investors.

At December 31, 2009, the outstanding debenture is convertible into up to 961,248 shares of NTMC common stock and 961,248 warrants to purchase up to 961,248 additional shares of NTMC common stock at a price of $0.60 per share at any time from the exercise of the Conversion Option to two years thereafter.

NOTE 5 – RELATED PARTY TRANSACTIONS

At December 31, 2009, accounts payable and accrued expenses include $5,000 management fees payable to Jordan Wangh, NTMC’s president and director, $18,448 due to Omnexis Consulting Corp., a corporation controlled by Jordan Wangh, $15,600 due to Richard Fesiuk, NTMC’s secretary and director, $11,290 due to Atrypa Gold Corp a corporation controlled by Richard Fesiuk, $26,520 accounting and administrative fees payable to Robert Hughes, the party who controls HMC, and $45,881 due to HMC. Total related party debt is $127,366. The company has also advanced $3,975 to World Web Publishing a corporation controlled by Jordan Wangh.

NOTE 6 - INCOME TAXES

For the years ended December 31, 2009 and 2008, NTMC and BML recorded no provisions for income taxes as both corporations had negative taxable income for such periods.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforwards as of December 31, 2009 will be realized.  Accordingly, the Company has

NT MINING CORPORATION AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

27	FORM 10-K - 31 December 2009

provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2009.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

NOTE 8 – SUBSEQUENT EVENTS

The company has completed two small private placements following the year end totaling $98,000 as noted below;

152,000 shares issued at a price of $0.25 per share and

200,000 shares issued at a price of $0.30 per share.

28	FORM 10-K - 31 December 2009