Form 10-Q
period 2010-03-31
NT MINING Corp
filed 2010-07-15
CIK 1096759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 000-52043

NT Mining Corporation
(Exact name of registrant as specified in its charter)

Nevada	94-3342064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 280, 13701 Vanier Place
Richmond, British Columbia, Canada V6V 2J1
(Address of principal executive offices)

(604) 249-5001
(Registrant’s telephone number, including area code)

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.   Yes    No 

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 17, 2010 the registrant’s outstanding common stock consisted of 47,596,826 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NT Mining Corporation
(An Exploration Stage Company)

March 31, 2010

NT Mining Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets

	Unaudited		Audited
	March 31, 2010	March 31, 2009	December 31, 2009
Assets

Cash in banks	813	44,469	2,124
Prepaid expenses	9,486	-	9,220
Accounts receivable	5,025	5,121	5,044
	15,324	49,590	16,388

Furniture, fixtures, and office equipment less accumulated depreciation	4,907	6,134	5,165

Mining property	421,199	421,390	421,199
Total assets	441,430	477,114	442,752

Liabilities and Stockholders' Deficit

Accounts payable	92,652	115,540	96,358
Current portion of debenture	240,624	113,050	229,023
Due to related parties	181,669	17,904	127,366
	514,945	246,494	452,747
Debenture payable	169,113	266,724	171,948
	684,058	513,218	624,695

Stockholders' equity (deficiency):
Common stock, $.001 par value; authorized 400,000,000 shares, issued and outstanding 47,596,826, 23,536,407 and 23,536,407 shares respectively	47,596	23,536	23,646
Additional paid-in capital	7,123,602	7,079,162	7,109,552
Deficit	(7,416,541)	(7,139,303)	(7,315,141)
Accumulated other comprehensive income (loss)	2,715	501	-

	(242,628)	(36,104)	(181,943)
Total liabilities and stockholders' equity (deficiency)	441,430	477,114	442,752

See notes to consolidated financial statements.

NT Mining Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations

	Unaudited
	Three months ended March 31, 2010	Three months ended March 31, 2009	February 10, 1997 (inception) to March 31, 2010
Revenue	-	-	-

General and administrative expenses	36,293	15,060	199,974
Exploration and field expense	12,621	-	31,845
Royalty expense	36,000	-	72,000
Depreciation of furniture, fixtures and office equipment	258	323	5,181

Total operating expense	85,172	15,383	309,000

Income (loss) from operations	(85,172)	(15,383)	(309,000)

Interest expense	(16,228)	(11,071)	(69,429)

Income (loss) from continuing operations	(101,400)	(26,454)	(378,429)

Discontinued operations	-	-	(7,038,112)

Net loss	(101,400)	(26,454)	(7,416,541)

Net profit (loss) per share - basic and diluted	(0.0021)	(0.0011)

Weighted average number of common shares outstanding - basic and diluted	47,596,826	23,536,407

See notes to consolidated financial statements.

NT Mining Corporation
(An Exploration Stage Company)
Statements of Changes in Stockholders' Equity (Deficiency)
					Accumulated	Total
	Common Stock,		Additional		Other	Stockholders'
	$0.001 par value		Paid-in		Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficiency)

Balances, December 31, 2004	28	$-	$6,013,753	$(6,088,963)	$-	$(75,210)

Shares returned for lease	(7)	-	-	-	-	-

Shares issued for services	427	-	8,030	-	-	8,030

Shares issued to settle debt	1,907	2	67,757	-	-	67,759

Shares sold for cash	5,000	5	9,995	-	-	10,000

Net income (loss)	-	-	-	(420,703)	-	(420,703)

Balances, December 31, 2005	7,355	7	6,099,535	(6,509,666)	-	(410,124)

Shares issued to settle debt	185	-	18,500	-	-	18,500

Shares issued for services	437	1	8,974	-	-	8,975

Net income (loss)	-	-	-	(528,446)	-	(528,446)

Balances, December 31, 2006	7,977	8	6,127,009	(7,038,112)	-	(911,095)

Shares issued to settle debt	37,584	38	485,767	-	-	485,805

Net income (loss)	-	-	-	(16,508)	-	(16,508)

Balances, December 31, 2007	45,561	46	6,612,776	(7,054,620)	-	(441,798)

Shares issued to settle debt	20,210,846	20,210	312,666	-	-	332,876

Shares issued to acquire
Bullmoose Mines Ltd.	3,000,000	3,000	-	-	-	3,000

Shares sold for cash	280,000	280	153,720	-	-	154,000

Net income (loss)	-	-	-	(57,829)	(72)	(57,829)

Balances, December 31, 2008	23,536,407	23,536	7,079,162	(7,112,449)	(72)	(9,823)

Shares issued to round out	6	-
Shares sold for cash	10,000	10	5,490			5,500
Shares sold for cash	100,000	100	24,900			25,000
Net income (loss)				(202,692)	72	(202,620)

Balances, December 31, 2009	23,646,413	23,646	7,109,552	(7,315,141)	-	(181,943)

Shares sold for cash	152,000	152	37,848			38,000

Forward stock split (2 for 1)	23,798,413	23,798	(23,798)			-

Net income (loss)				(101,400)	2,715	(98,685)

Balances, March 31, 2010	47,596,826	$47,596	$7,123,602	$(7,416,541)	$2,715	$(242,628)

See notes to consolidated financial statements.

NT Mining Corporation
(An Exploration Stage Company)
Statements of Cash Flows

	(Unaudited)
			February 10, 1997 (inception) to
	Three months ended
	March 31, 2010	March 31, 2009	March 31, 2010
Cash flows from operating activities:
Net income (loss)	$(101,400)	$(26,454)	$(7,416,541)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	258	323	10,856
Imputed interest expense on debenture	8,566	11,071	61,767
Changes in operating assets and liabilities:
Accounts receivable	19	(5,121)	(5,025)
Prepaid expenses	(266)	1,567	(9,460)
Accounts payable and accrued expenses	(3,706)	3,580	49,480

Net cash provided by (used in) operating activities	(96,529)	(15,034)	(7,308,923)

Cash flows from investing activities:
Acquisition of Bullmoose Mines Ltd.- net	-	-	(11,835)
Purchases of furniture, fixtures and office equipment	-	-	(15,763)

Net cash provided by (used in) investing activities	-	-	(27,598)

Cash flows from financing activities:
Increase (decrease) in due to related party	54,503	-	163,421
Sales of shares of common stock	38,000	-	7,171,198

Net cash provided by (used in) financing activities	92,503	-	7,334,619

Effect of exchange rate changes on cash and
cash equivalents	2,715	-	2,715

Increase (decrease) in cash and cash equivalents	(1,311)	(15,034)	813

Cash and cash equivalents, beginning of period	2,124	59,503	-

Cash and cash equivalents, end of period	$813	$44,469	$813

Supplemental disclosures of cash flow information:

Interest paid	$-	$-	$4,699
Income taxes paid	$-	$-	$-

Noncash investing and financing activities:

Acquisition of Bullmoose Mines Ltd.	$-	$-	$421,390
Shares issued to settle debt	$-	$157,875	$818,681

See notes to financial statements.

NT Mining Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

NT Mining Corporation (“NTMC”) was incorporated in the state of Nevada on February 10, 1997.  Its wholly owned subsidiary Bullmoose Mines Ltd. (“BML”) was incorporated in the Northwest Territories, Canada on February 29, 2000.  On October 14, 2008, NTMC acquired BML (see Note 2).

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

BML owns Mineral Lease #2775 plus four mineral claims located in the South MacKenzie Mining District, Northwest Territories, Canada (the “Mining Property”).  According to a geological report issued on May 6, 2008, from 1985 until it was shutdown in January 1987, a former owner of the Mining Property mined and milled approximately 54,000 tons of ore from the property to produce approximately 20,000 ounces of gold.  Subject to the availability of sufficient working capital, through BML the Company intends to erect a portable mill on the site and mill the approximately 10,000 tons of broken material in the coarse “ore” stockpile.

On February 2, 2005, NTMC effected a 1 for 300 reverse stock split.  On September 11, 2008, NTMC effected a 1 for 2000 reverse stock split, and in December 2009, NTMC completed a 2 for 1 forward stock split.  The consolidated financial statements have been retroactively adjusted to reflect these stock splits.

NTMC and BML are collectively referred to as the “Company”.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NTMC and its wholly owned subsidiary BML from the date of its acquisition on October 14, 2008.  All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of March 31, 2010, the Company had negative working capital of $499,621 and a stockholders’ deficiency of $242,628.  Further, for the year ended December 31, 2009, the Company incurred losses totalling $202,692.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by obtaining new financing.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NT Mining Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Mineral Property Costs

Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”.  The Company assesses the carrying costs for impairment under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long Lived Assets”, at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

The Company is in the exploration stage and is in the process of determining whether the Mining Property contains ore reserves which are economically recoverable.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, debenture payable and accrued expenses, and due to related parties as March 31, 2010.  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to the short term maturity of these instruments or based upon market quotations of instruments with similar interest rates and similar maturities.

NT Mining Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The functional currency of NTMC is the United States dollar.  The functional currency of BML is the Canadian dollar.  The reporting currency of the Company is the United States dollar.

The assets and liabilities of BML are translated into United States dollars at period-end exchange rates.  The revenues and expenses are translated into United States dollars at average exchange rates for the period ($0.9877 for the quarter ended March 31, 2010).  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuations on balances or transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There is no material foreign currency transaction gain or loss for the quarters ended March 31, 2010 and 2009.

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

NT Mining Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – ACQUISITION OF BULLMOOSE MINES LTD.

On October 14, 2008, NTMC acquired BML in exchange for $12,000 cash, 3,000,000 shares of NTMC common stock valued at $3,000, a debenture in the face amount of $480,624 valued at fair value of $409,737 (see Note 3), and assumption of accounts payable totalling $47,019, or for total consideration of $421,390.  The consideration was allocated $165 to cash and cash equivalents, $26 to prepaid expenses, and $421,199 to the Mining Property.  The related Share Purchase Agreement also provides for payment of future royalties to the seller of BML equivalent to 6% of the Net Smelter Returns, as defined, from the Mining Property.  The seller of BML was Hughes Maritime Corp. (“HMC”), owner of approximately 12.7% of the issued and outstanding common stock of NTMC at March 31, 2010.

NT Mining Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

NOTE 3 – DEBENTURE PAYABLE

Debenture payable at March 31, 2010 consists of:

Amount due October 14, 2009	$120,624
Amount due October 14, 2010	120,000
Amount due October 14, 2011	120,000
Amount due October 14, 2012	120,000

Total face amount	480,624

Initial debt discount of $121,253;
less accumulated amortization of $50,366	(70,877)

Net	409,737

Current portion	(240,624)

Non-current portion	$169,113

The debenture, which was issued to HMC, the seller of BML, on October 14, 2008, did not provide for any interest.  Accordingly, the Company recorded the debenture at the $368,704 present value (discounted at a 12% annual interest rate) of the $480,624 total payments due and is amortizing the $121,253 debt discount as interest expense using the interest method over the four year term of the debenture.  After October 14, 2012, interest is payable monthly at a 12% annual interest rate. The debenture is secured by the assets of NTMC, including the issued and outstanding shares of BML which were sold to NTMC, and the Mining Property. The debenture is convertible at the option of the holder into units of NTMC at a conversion rate of $0.50 per unit; each unit consists of one share of NTMC common stock and one warrant exercisable into one share of NTMC common stock at a price of $0.60 per share at any time from the exercise of the conversion option to two years thereafter.

NOTE 4 – STOCKHOLDERS’ EQUITY

On February 2, 2005, NTMC effected a 1 for 300 reverse stock split.  On September 11, 2008, NTMC effected a 1 for 2000 reverse stock split, and in January 2010, NTMC completed a 2 for 1 forward stock split.  The consolidated financial statements have been retroactively adjusted to reflect these stock splits.

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

At March 31, 2010, the outstanding debenture is convertible into up to 961,248 shares of NTMC common stock and warrants to purchase up to 961,248 additional shares of NTMC common stock at a price of $0.60 per share at any time from the exercise of the conversion option to two years thereafter.

NT Mining Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

NOTE 5 – RELATED PARTY TRANSACTIONS

At March 31, 2010, accounts payable and accrued expenses include $5,000 in management fees payable to Jordan Wangh, NTMC’s President and director, $18,948 due to Omnexis Consulting Corp., a corporation controlled by Jordan Wangh, $14,877 due to Richard Fesiuk, NTMC’s Secretary and director, $31,940 in accounting and administrative fees payable to Robert Hughes, the party who controls HMC, and $89,540 due to HMC.

NOTE 6 – INCOME TAXES

For the quarters ended March 31, 2010 and 2009, NTMC and BML recorded no provisions for income taxes as both corporations had negative taxable income for such periods.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforwards as of March 31, 2010 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2010.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Rental agreement – The Company uses office space provided by NTMC’s President and director at no cost to the Company.  Subsequent to the period end the company raised the sum of $60,000 by the issue of 200,000 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Business Overview

We were incorporated in the State of Nevada on February 10, 1997 and have been known throughout our existence as Clear Water Mining, Inc., E-Casino Gaming Corporation, 1st Genx.com Inc., Oasis Information Systems, Inc. and 777 Sports Entertainment, Corp. On September 26, 2008 we changed our name to NT Mining Corporation.

We currently have one wholly owned subsidiary, Bullmoose Mines Ltd. (“BML”), a company that was incorporated in the Northwest Territories, Canada on February 29, 2000.  On October 14, 2008 we acquired 100% of the share capital of BML from Hughes Maritime Corporation pursuant to the terms of a share purchase agreement.

BML owns Mineral Lease #2775 plus four mineral claims located in the South MacKenzie Mining District, Northwest Territories, Canada (the “Mining Property”).  According to a geological report issued on May 6, 2008, from 1985 until it was shutdown in January 1987, a former owner of the Mining Property mined and milled approximately 54,000 tons of ore from the property to produce approximately 20,000 ounces of gold.approximately.  Subject to the availability of sufficient working capital, we intend, through BML, to erect a portable mill on the site and mill the approximately 10,000 tons of broken material in the coarse “ore” stockpile.

To date, we have completed a limited program on the Mining Property sufficient to maintain the lease and mineral claims in good standing.

Results of Operations

For the Three Months Ended March 31, 2010 and 2009

During the three months ended March 31, 2010 we did not generate any revenues and we incurred a net loss of $101,400, compared to a net loss of $26,454 during the same period in 2009.

Our total operating expenses during the three months ended March 31, 2010 were $85,172, compared to total operating expenses of $15,383 during the same period in 2009, for a net increase of approximately 557%. Our total operating expenses during the three months ended March 31, 2010 consisted of $36,000 in royalty expenses, $12,621 in exploration and field expenses, $258 in depreciation and $36,293 in general and administrative expenses, whereas our expenses for the same period in 2009 consisted of $323 in depreciation and $15,060 in general and administrative expenses. During the three months ended March 31, 2010 we also incurred $16,228 in interest expenses, whereas we incurred $11,071 in interest expenses during the same period in 2009.

Our general and administrative expenses consist primarily of professional fees, consulting and management fees, advertising and promotional expenses, transfer agent fees, travel and auto expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

For the Period from February 10, 1997 (Date of Inception) to March 31, 2010

From our inception on February 10, 1997 to March 31, 2010 we did not generate any revenues and we incurred a net loss of $7,416,541.

From our inception on February 10, 1997 to March 31, 2010 we incurred total operating expenses of $309,000, including $72,000 in royalty expenses, $31,845 in exploration and field expenses, $5,181 in depreciation and $199,974 in general and administrative expenses. From our inception on February 10, 1997 to March 31, 2010 we also incurred $69,429 in interest expenses and $7,038,112 in expenses associated with discontinued operations.

Liquidity and Capital Resources

We have limited operational history. As of March 31, 2010 we had $813 in cash, $441,430 in total assets, $684,058 in total liabilities and a working capital deficit of $499,621. As of March 31, 2010 we had an accumulated deficit of $441,430.

We are dependent on funds raised through equity financing and proceeds from related parties. Our net loss of $441,430 from our inception on February 10, 1997 to March 31, 2010 was funded primarily by such financing and proceeds.

During the three months ended March 31, 2010 we spent $96,529 on operating activities, compared to $15,034 during the same period in 2009. From our inception on February 10, 1997 to April 30, 2010 we spent $7,308,923 on operating activities. The increase in our expenditures on operating activities during the three months ended March 31, 2010 was primarily due to an increase in our operating expenses for the period as described above.

During the three months ended March 31, 2010 we did not receive any cash from investing activities, nor did we receive any cash from investing activities during the same period in 2009.  From our inception on February 10, 1997 to March 31, 2010 we spent $27,598 on investing activities, including $11,835 on the acquisition of BML.

During the three months ended March 31, 2010 we received $92,503 from financing activities, including $54,403 in proceeds from related parties and $38,000 from the sale of our common stock. During the same period in 2009 we did not receive any cash from financing activities. From our inception on February 10, 1997 to March 31, 2010 we received $7,334,619 from financing activities, including $163,421 in proceeds from related parties and $7,171,198 from the sale of our common stock.

From our inception on February 10, 1997 to March 31, 2010 we also received $2,715 in connection with foreign exchange translation, all of which occurred during the three months ended March 31, 2010.

Our decrease in cash during the three months ended March 31, 2010 was $1,311 due to a combination of our operating and financing activities.

Our plan of operations over the next 12 months is to erect a portable mill on the mining property owned by our wholly owned subsidiary, BML, and mill the approximately 10,000 tons of broken material in the coarse “ore” stockpile that remains on the property as a result of the activities of a former owner. We also plan to continue making payments to Hughes Maritime Corporation as required under the terms of the debenture attached to the share purchase agreement pursuant to which we acquired BML.  This debenture is currently in arrears.  We expect that we will require approximately $350,000 to pursue our plan of operations over this period.

We intend to raise the additional capital we require from the sale of our equity securities. We do not believe we will be able to raise a material amount of funds from debt financing. There is no assurance that we will be able to raise the necessary financing from the sale of our securities, and if we are unable to raise sufficient funds to finance our operations our business may fail. In addition, if we are unable to raise the funds required to expand our operations, we may be required to significantly scale back our plans and our business could fail.

Going Concern

Our financial statements for the three months ended March 31, 2010 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our common stock to fund our operations. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Inflation

The amounts presented in our financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our management concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the three months ended March 31, 2010 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any legal proceedings to which we are a party. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the past three years we made the following undisclosed sales of securities that were not registered under the Securities Act:

●	on June 2, 2009 we issued 10,000 shares of our common stock to one non-U.S. investor at a price of $0.55 per share in exchange for cash proceeds of $5,500;

●	on October 5, 2009 we issued 40,000 shares of our common stock to one non-U.S. investor at a price of $0.25 per share in exchange for cash proceeds of $10,000;

●	on November 25, 2009 we issued 40,000 shares of our common stock to one non-U.S. investor at a price of $0.25 per share in exchange for cash proceeds of $10,000;

●	on December 22, 2009 we issued 20,000 shares of our common stock to one non-U.S. investor at a price of $0.25 per share in exchange for cash proceeds of $5,000;

●	on January 15, 2010 we issued 152,000 shares of our common stock to eight non-U.S. investors at a price of $0.25 per share in exchange for cash proceeds of $38,000.

These securities were issued without a prospectus pursuant to Regulation S under the Securities Act. Our reliance upon Rule 903 of Regulation S was based on the fact that the sales of the securities were completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. Each investor was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person.

Item 3. Defaults Upon Senior Securities

As a condition of our share purchase agreement with Hughes Maritime Corporation dated October 14, 2008, we entered into a debenture agreement with Hughes Maritime Corporation pursuant to which we agreed to pay Hughes Maritime Corporation the sum of $120,624 by October 14, 2009.  As of the date of this quarterly report, the debenture is in arrears in the amount of $120,624.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NT Mining Corporation
(Registrant)

Date: July 15, 2010	/s/ Jordan Wangh
Jordan Wangh
President and Chief Executive Officer