Form 10-K
period 2010-12-31
NT MINING Corp
filed 2011-12-06
CIK 1096759

NT MINING CORP

FORM 10-K

(Annual Report)

Filed 12/01/11 for the Period Ending 12/31/10

Telephone

604-249-5001

CIK

0001096759

Symbol

NTMG

SIC Code

1040 - Gold And Silver Ores

Fiscal Year

12/31

http://www.edgar-online.com

© Copyright 2010, EDGAR Online, Inc. All Rights Reserved.

Distribution and use of this document restricted under EDGAR Online, Inc. Terms of Use.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to __________
Commission file number 94-33420647 CI # 00010966759
NT MINING CORPORATOIN
(Exact name of registrant as specified in its charter)
NEVADA	94-3342064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
106 – 1641 Lonsdale Ave, North Vancouver, BC V7M 2J5 CANADA
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(604) 249-5001 Fax (604) 303-777

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock with a par value of $0.001 per share

Indicate by check mark if the registrant is a well known seasoned issuer, as defined by Rule 405 of Securities Act	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.	Yes ☐	No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12

months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.	Yes o	No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements

incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.	Yes o	No o

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non accelerated filer, or a small reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer o
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)		Yes ☐	No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the
Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court		Yes ☐	No ☐
Not Applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

52,596,826 common shares issued and outstanding as December 31, 2010

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING INFORMATION

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.  In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars.

As used in this annual report, the terms "we", "us", "our", “Company” and "NT Mining" mean NT Mining Corporation unless otherwise indicated.

PART I

Item 1. Business

The Company changed its business focus during 2007 and in 2008 and completed the changeover to mining exploration and development, which was the concept utilized when the Company was incorporated.  In order to complete the transformation, the Company completed a reverse stock split during 2008, settled the majority of its liabilities through a share exchange for debt and acquired a privately held Canadian mining corporation with a single mining asset, former Gold Producer "The Bullmoose Mine", located in the Northwest Territory of Canada. In 2009 and 2010, the company completed a limited program on the mining  properties in Canada, sufficient to maintain the lease and mineral claims in good standing.

Item 1A. Risk Factors

We are subject to a number of risks and uncertainties that could materially harm our business or inhibit our strategic plans. Before investing in our common stock, you should carefully consider the following:

•

we have a history of losses and may not be able to operate profitably or sustain positive cash flow in future periods;

•

we face competition in our markets and we expect this competition to intensify; and

•

we received a going concern opinion from our independent auditors report accompanying our December 31, 2010 and December 31, 2009 consolidated financial statements.

Item 1B. Unresolved Staff Comments

There are no unresolved issues with SEC Staff to the best knowledge of the directors.

Item 2. Properties

The Company's wholly owned Canadian subsidiary, Bullmoose Mines Ltd. (“Bullmoose”), owns Mineral Lease # 2775 and four (4) located mineral claims, Big Boo # 5, 6, 7 and 8, located in the Southwest  Mackenzie  Mining District (NTS 85 1/7) approximately 53 miles east south east of Yellowknife, NT Canada.

Item 3. Legal Proceedings

On October 22, 2010 the company initiated a claim in the Supreme Court of British Columbia against a former officer of the Company and certain other companies controlled directly or indirectly by the former officer, to assert its interest in Bullmoose On October 14, 2008 NT Mining had acquired Bullmoose as described in Note 3 to the attached consolidated financial statements.  However,  on or about August 10, 2010, NT Mining and its directors and officers other than the defendant discovered that that Defendant had apparently taken steps to sell NT’s interest in Bullmoose to a third party in which that Defendant had a significant interest.

As of this date, a settlement in principle has been reached, but the settlement has not closed, nor has a closing date been set.  The company therefore continues to retain title to Bullmoose as of December 31, 2010.

Item 4. Submission of Matters to a Vote of Security Holders

(a)

There were no stockholder meetings in 2010

(b)

There were no settlements between the registrant and any other participant

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the PinkSheets under the symbol “NTMG”. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares (obtained from www.otcmarkets.com) for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended(1)	High	Low
December 31, 2010	$0.0495	$0.0250
September 30, 2010	$0.3350	$0.0500
June 30, 2010	$0.5360	$0.2610
March 31, 2010	$0.4300	$0.0537
December 31, 2009	$0.0050	$0.0050
September 30, 2009	$0.0050	$0.0050
June 30, 2009	$0.0050	$0.0050
March 31, 2009	$0.0250	$0.0250
Notes:
(1)	The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Item 6. Selected Financial Data

No disclosure is required hereunder as NT Mining is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.  Please see our audited consolidated financial statements included in this annual report on Form 10-K for detailed financial information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT DISCUSSION & ANALYSIS – DECEMBER 31, 2010

THE FOLLOWING MANAGEMENT DISCUSSION AND ANALYSIS (“MDA&A”) PROVIDES INFORMATION ON THE ACTIVITIES OF NT MINING CORPORATION (“NTMG” OR THE “COMPANY”) AND SHOULD BE READ IN CONJUNCTION WITH THE COMPANHY’S AUDITED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-K.  READERS ARE CAUSTIONED THAT MANAGEMENT DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS ANT THAT ACTUAL EVENTS MAY VARY SIGNIFICANTLY FROM MANAGAGEMENT’S EXPECTIONS.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles

Description of Business and Report Date

The Company's principal business activity is the exploration and development of mineral properties. The Company has acquired exploration properties in the Northwest Territory, Canada during the year ended December 31, 2008.

Certain information disclosed in this discussion is derived from the Company’s audited consolidated financial statements for the year ended December 31, 2010.

The following MDA is for the year ended December 31, 2010 (the “Current Period”) and includes relevant information up to December 1, 2011 (the “Report Date”).

The company has undergone several name changes, as noted below:

NT MINING CORPORATION	since September 2008
777 SPORTS ENTERTAINMENT, CORP.	since February 2005
TRANS PACIFIC GROUP, INC. (A Private Nevada Corporation)	merged March 2005.
OASIS INFORMATION SYSTEMS, INC.	since October 2001
1 st GENX, INC.	since April 2001
1 st GENX.COM, INC	since August 2000
E-VEGAS.COM, INC	since June 1999
E-CASINO GAMING CORP	since March 1999
CLEAR WATER MINING, INC	since February 11, 1997

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

Financial instruments

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, loan payable, debenture payable and due to related parties at December 31, 2010. The fair values of these financial instruments are assumed to approximate their carrying amounts because of their short term to maturity.  The Company is exposed to credit risk to the extent that its debtors may be unable to repay amounts owing to the Company.

Acquisition of Bullmoose Mines Ltd.

In 2008, the Company acquired all of the outstanding common shares of a Canadian corporation, Bullmoose Mines Ltd, which holds title to the former Gold Producer, The Bullmoose Mine, located in the Northwest Territory for cash, shares and the assumption of debt.

Investor relations

The Company handles its investor relations internally at the present time.

Additional Information

Additional information is available concerning the Company and its operations on the SEC website at www.sec.gov.

Additional financial information concerning the Company is provided in its audited consolidated financial statements for the years ended December 31, 2010, 2009, 2008, 2007 and unaudited financial statements for the years ended December 31, 2006.

Copies of this information are available by contacting the Company at its offices located at 208 – 13073 Vanier Place, Richmond, BC V6V 2J1; Phone number: (604) 249-5001; Fax number: (604) 303-7773.

Directors and Officers

The Company’s directors and officers as at the Report Date are:

Name	Position	Date Appointed	Date Resigned

Carmen Parente, Jordan Wangh, Richard Fesiuk	President, Treasurer and Director Director Director	May 16, 2011 April 28, 2006 December 12, 2007	-

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Furnish the information required by Item 305 of Regulation S-K (§ 229.305 of this chapter).  We are not subject to this requirement since we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

See our audited consolidated financial statements immediately following the signature page of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters with the Company’s independent accountants or auditors to report under this Item 8.

Item 9A. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010 was made under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed  fiscal quarter, there has been no significant  change in our internal control  over financial  reporting  that has materially  affected,  or is reasonably  likely to materially  affect,  our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names of all directors and executive officers of the Company as of December 1, 2011 and December 31, 2010.  These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Position	Date Appointed	Date Resigned

Jordan S. Wangh	President, CEO and Director	April 28, 2006
Richard A. Fesiuk	Secretary, CFO and Director	December 12, 2007
Carmen Parente	President, Treasurer and Director	May 16, 2011	-

Item 11. Executive Compensation.

Summary of Compensation of Executive Officers

The following table summarizes the compensation paid to our President and Chief Executive Officer during the last three complete fiscal years.  No other officer or director received annual compensation in excess of $10,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award($)	Option Award($)	Non-Equity Incentive Plan ($)	Nonquali-fied Deferred Comp. ($)	All OtherComp.($)	Total($)
Jordan S. Wangh (1) President, CEO and Director	2010	Nil	Nil	Nil	Nil	Nil	Nil	36,000	36,000
	2009	Nil	Nil	Nil	Nil	Nil	Nil	31,500	31,500
	2008	Nil	Nil	Nil	Nil	Nil	Nil	7,500	7,500
Richard A. Fesiuk (2) Secretary, CFO and Director	2010	Nil	Nil	Nil	Nil	Nil	Nil	12,000	12,000
	2009	Nil	Nil	Nil	Nil	Nil	Nil	8,000	8,000
	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Carmen Parente (3) President, Treasurer and Director	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Notes:
(1)

Mr. Jordan S. Wangh was the president, CEO and director as at December 31, 2010.  Mr. Wangh or entities controlled by him were paid or accrued management fees during the fiscal periods ended December 31, 2010, fiscal year ended December 31, 2009 and the fiscal year ended December 31, 2008.  Mr. Wangh resigned on May 16, 2011.

(2)

Mr. Richard A. Fesiuk was the secretary, CFO and director as at December 31, 2010.  Mr. Fesiuk or entities controlled by him were paid or accrued management fees during the fiscal periods ended December 31, 2010 and fiscal year ended December 31, 2009. Mr. Fesiuk resigned on May 16, 2011.

(3)	Mr. Carmen Parente was appointed to the office of president, treasurer and director on May 16, 2011.

As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer's employment with our Corporation, from a change in control of our Corporation or a change in such officer's responsibilities following a change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, to the best knowledge of the Company as of December 31, 2010 with respect to each director and officer and management as a group and any holder owning more than 5% of the outstanding common stock.

Name and Address	Position	Class of Shares	Number of Shares	Percentage Note (1)

Jordan S. Wangh (Note 2) 809 - 9171 Ferndale Road Richmond, BC V6Y 1X4 Canada	President & CEO	Common	4,200,000	7.96%
Richard A. Fesiuk (Note 3) 213 - 7110 - 133rd Street Surrey, BC V3W 7Z7 Canada	Secretary & CFO	Common	4,040,000	8.65%
Management as a Group		Common	8,240,000	15.67%
Others of record owning 5% or more
Hughes Maritime Corp 1177 Roberton Blvd Parksville, BC V9P 2K6 Canada		Common	6,000,000	11.36%
CEDE & Co PO Box 222, Bowling Green Station, New York, NY 10274, USA		Common	21,797,682	44.44%
Mill Bay Ventures Inc 400 – 455 Granville St Vancouver, BC V6C 1T1 Canada		Common	5,000,000	9.51%

Notes:
(1)	The above percentages are based on 52,596,826 shares of common stock outstanding as of December 31, 2010.
(2)	3,000,000 shares are held by Capcora Investment Corp., a BC Canadian Company owned by Jordan S. Wangh, who also holds 1,200,000 shares directly for a total of 4,200,000.
(3)	3,000,000 shares are held by Atrypa Gold Corp., a BC Canadian Company controlled by Richard A. Fesiuk, who also holds 1,040,000 shares directly for a total of 4,040,000.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As at December 31, 2010, the amount due to related parties includes $24,630 (2009 – $11,290) payable to Atrypa Gold Corp., a Company controlled by Mr. Richard A. Fesiuk, for exploration and field expenses paid on behalf of the Company.

As at December 31, 2010, the amount due to related parties includes $11,711 (2009 – $15,600) payable to Mr. Richard A. Fesiuk related to unpaid consulting fees.

As at December 31, 2010, the amount due to related parties includes $2,948 (2009 – $18,848) payable to Omnexis Consulting Corporation, a Company controlled by Mr. Jordan S. Wangh, related unpaid management fees.

As at December 31, 2010, the amount due to related parties includes $20,000 (2009 – $5,000) payable to Mr. Jordan S. Wangh related unpaid management fees.

During the year ended December 31, 2010, the Company paid or accrued consulting fees of $12,000 (2009 – $8,000) to Mr. Richard A. Fesiuk, a director and officer of the Company.

During the year ended December 31, 2010, the Company paid or accrued management fees of $15,000 (2009 - $Nil) to Mr. Jordan S. Wangh, a director and officer of the Company.

During the year ended December 31, 2010, the Company paid or accrued management fees of $21,000 (2009 – $31,500) to Omnexis Consulting Corporation, a company controlled by Mr. Jordan S. Wangh.

Item 14. Principal Accounting Fees and Services

1.

Audit fees, in 2010 the company paid $ 10,000 for audit services

2.

Same as above with no tax related expense to date

3.

Same as 1 & 2, with no additional services provided

4.

The statements upon completion were vetted, reviewed and approved by the audit committee at a specially called directors meeting

5.

The Company has no full time staff performing accounting services for the Company.  It contracts out its accounting to a local financial services company.

Pre-Approval Policies and Procedures

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, the audit committee may also pre-approve particular services on a case-by-case basis.  We approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number and Exhibit Title

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32 33

Certificate of CEO and CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

Consent of independent Registered Public Accounting Firm

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)

NT Mining Corporation
By:	/s/ “Carmen Parente”
Carmen Parente, President, CEO and Member of the Board of Directors
Date:	December 6, 2011

Pursuant  to the  requirements  of the  Securities  Exchange  Act of 1934,  this report  has been  signed  below  by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NT Mining Corporation
By:	/s/ “Carmen Parente”
Carmen Parente, President, CEO and Member of the Board of Directors
Date:	December 6, 2011

NT MINING CORPORATION

(An Exploration Stage Company)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NT Mining Corporation

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of NT Mining Corporation (An Exploration Stage Company) (the “Company”) as of 31 December 2010 and the related consolidated statements of operations, cash flows and changes in stockholders’ deficiency for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 December 2010 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ James Stafford

Vancouver, Canada

Chartered Accountants

2 November 2011, except for Note 14, as to which the date is 30 November 2011

PAULA S. MORELLI CPA P.C.

21 Martha Street

Freeport, N.Y. 11520

Phone/Fax: (516) 378-4258

PAULA S. MORELLI

Certified Public Accountant

CONSENT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

I hereby consent to the use in this Form 10K Annual Report of NT Mining Corporation of my report dated May 21, 2010, relating to the audits of the financial statements of NT Mining Corporation for the years ended December 31, 2009 and 2008 as well as for the period February 10, 1977 (inception) to December 31, 2009.

I also consent to the use of my firm’s name in the EXPERTS paragraph of the Registration statement.

By: Paula S. Morelli CPA

Paula S. Morelli CPA P.C.

Freeport, New York

December 2, 2011

NT MINING CORPORATION

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	December 31, 2010	December 31, 2009
	$	$
Assets

Cash and cash equivalents	956	2,124
Accounts receivable	41	5,044
Prepaid expenses	-	9,220

	997	16,388

Furniture, fixtures and office equipments (Note 4)	-	5,165

Mineral property interests (Note 5)	78,000	421,199

	78,997	442,752

Liabilities and Stockholders' deficiency

Accounts payable and accrued liabilities (Note 6)	220,209	96,358
Current portion of debenture payable (Note 8)	349,821	229,023
Note payable (Note 7)	157,973	-
Due to related parties (Note 10)	59,289	127,366

	787,292	452,747

Debenture payable (Note 8)	96,819	171,948

	884,111	624,695

Stockholders' deficiency:
Capital Stock (Note 9)
Authorized - 400,000,000 common shares, $0.001 par value
Issued and outstanding
December 31, 2010 - 52,596,826 common shares, $0.001 par value
December 31, 2009 - 47,292,826 common shares, $0.001 par value	52,596	47,292
Shares to be issued	60,000	-
Additional paid-in capital	9,268,602	7,085,906
Accumulated other comprehensive loss	(6,024)	-
Deficit, Accumulated during the exploration stage	(10,180,288)	(7,315,141)

	(805,114)	(181,943)

	78,997	442,752

Nature and Continuance of Operations (Note 1), Commitments and Contingencies (Note 12) and Subsequent Event (Note 14)

On behalf of the Board:

“Carman Parente”

Director

Carman Parente

The accompanying notes are an integral part of these consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

For the year ended December 31, 2010		For the year ended December 31, 2009	For the year ended December 31, 2008	For the period from the date of inception on February 10, 1997 to December 31, 2010
	$	$	$	$
Expenses
Selling, general and administrative expenses	130,213	102,309	46,882	293,894
Exploration & field expense	24,294	19,224	-	43,518
Royalty expense	36,000	36,000	-	72,000
Depreciation of furniture, fixtures and office equipment	-	1,291	1,614	4,923

Net loss before other items	(190,507)	(158,824)	(48,496)	(414,335)

Other items
Interest expense	(71,291)	(43,868)	(9,333)	(124,492)
Write-down of amounts receivable	(4,985)	-	-	(4,985)
Write-down of furniture, fixtures and office equipment	(5,165)	-	-	(5,165)
Write-down of deposit on mineral property (Note 5)	(2,593,199)	-	-	(2,593,199)

Net loss before discontinued operations	(2,865,147)	(202,692)	(57,829)	(3,142,176)

Discontinued operations	-	-	-	(7,038,112)

Net loss for the period	(2,865,147)	(202,692)	(57,829)	(10,180,288)

Basic and diluted loss per common share	(0.057)	(0.004)	(0.008)

Weighted average number of shares outstanding	50,229,001	47,121,148	7,577,128

Comprehensive loss
Net income for the period	(2,865,147)	(202,692)	(57,829)	(10,180,288)
Foreign exchange translation	(6,024)	72	(72)	(6,024)

Total comprehensive loss for the period	(2,871,171)	(202,620)	(57,901)	(10,186,312)

Basic and diluted comprehensive loss per common share	(0.057)	(0.004)	(0.008)

The accompanying notes are an integral part of these consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

(Expressed in U.S. Dollars)

	Common Shares Issued	Amount	Paid-in Capital / Shares to be issued	Deficit, accumulated during the exploration stage	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Deficiency
		$	$	$	$	$
Balances, December 31, 2004	56	-	6,013,753	(6,088,963)	-	(75,210)
Shares returned for lease	(14)	-	-	-	-	-
Shares issued for services	854	-	8,030	-	-	8,030
Shares issued to settle debt	3,814	4	67,755	-	-	67,759
Shares sold for cash	10,000	10	9,990	-	-	10,000
Net loss for the year	-	-	-	(420,703)	-	(420,703)

Balances, December 31, 2005	14,710	14	6,099,528	(6,509,666)	-	(410,124)
Shares issued to settle debt	370	-	18,500	-	-	18,500
Shares issued for services	874	1	8,974	-	-	8,975
Net loss for the year	-	-	-	(528,446)	-	(528,446)

Balances, December 31, 2006	15,954	15	6,127,002	(7,038,112)	-	(911,095)
Shares issued to settle debt	75,168	75	485,730	-	-	485,805
Net loss for the year	-	-	-	(16,508)	-	(16,508)

Balances, December 31, 2007	91,122	90	6,612,732	(7,054,620)	-	(441,798)
Shares issued to settle debt	40,421,692	40,422	292,454	-	-	332,876
Shares issued to acquire
Bullmoose Mines Ltd.	6,000,000	6,000	(3,000)	-	-	3,000
Shares sold for cash	560,000	560	153,440	-	-	154,000
Net loss for the year	-	-	-	(57,829)		(57,829)
Foreign exchange translation	-	-	-	-	(72)	(72)

Balances, December 31, 2008	47,072,814	47,072	7,055,626	(7,112,449)	(72)	(9,823)
Shares issued to round out	12	-
Shares issued for cash	20,000	20	5,480	-	-	5,500
Shares issued for cash	200,000	200	24,800	-	-	25,000
Net loss for the year	-	-	-	(202,692)	-	(202,692)
Foreign exchange translation	-	-	-	-	72	72

Balances, December 31, 2009	47,292,826	47,292	7,085,906	(7,315,141)	-	(181,943)
Shares issued for cash	304,000	304	37,696			38,000
Shares to be issued for cash	-	-	60,000	-	-	60,000
Shares issued for mineral property	5,000,000	5,000	2,145,000	-	-	2,150,000
Net loss for the year	-	-	-	(2865,147)	-	(2,865,147)
Foreign exchange translation	-	-	-	-	(6,024)	(6,024)

Balances, December 31, 2010	52,596,826	52,596	9,328,602	(10,180,288)	(6,024)	(883,114)

The accompanying notes are an integral part of these consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008	For the period from the date of inception on February 10, 1997 to December 31, 2010
	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(2,865,147)	(202,692)	(57,829)	(10,180,288)
Adjustments to reconcile loss to net cash used by operating activities
Depreciation (Note 4)	-	1,291	1,614	10,598
Imputed interest on debenture (Note 8)	45,669	43,868	9,333	98,870
Accrued interest expense (Notes 6 and 7)	18,015	-	-	18,015
Write-down of amounts receivable	4,985			4,985
Write-down of furniture, fixture and office equipment (Note 4)	5,165	-	-	5,165
Write-down of mineral property (Note 5)	2,593,199	-	-	2,593,199
Changes in operating assets and liabilities
(Increase) decrease in amounts receivable	18	(5,044)	-	(5,026)
(Increase) decrease in prepaid expense	9,220	(7,653)	(1,541)	26
Increase (decrease) in accounts payable and accrued liabilities	24,050	(38,381)	(33,760)	77,236

	(164,826)	(208,611)	(821,283)	(7,377,220)

Cash flows used in investing activities
Purchase of furniture, fixtures, and office equipment (Note 4)	-	-	-	(15,763)
Cash acquisition of mineral property (Note 5)	(10,000)	-	(11,835)	(21,835)

	(10,000)	-	(11,835)	(37,598)

Cash flows from (used in) financing activities
Common shares issued for cash	38,000	30,500	154,000	7,171,198
Subscription received in advance (Note 10)	60,000	-	-	60,000
Note payable issued for cash (Note 7)	150,000	-	-	150,000
Increase (decrease) in due to related parties (Note 5)	(68,318)	120,660	(547)	40,600

	179,682	151,160	153,453	7,421,798

Effect of exchange rate changes on cash	(6,024)	72	(72)	(6,024)

Increase (decrease) in cash and cash equivalents	(1,168)	(57,379)	59,363	956

Cash and cash equivalents, beginning of period	2,124	59,503	140	-

Cash and cash equivalents, end of period	956	2,124	59,503	956

Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2010

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

NT Mining Corporation (“the Company”) was incorporated in the state of Nevada on February 10, 1997.  Its wholly owned subsidiary, Bullmoose Mines Ltd. (“BML”), was incorporated in the Northwest Territories,  Canada  on February  29, 2000.  On October 14, 2008, the Company acquired BML (Note 3).

The Company was formerly named Clear Water Mining, Inc. (to March 11, 1999), E-Casino Gaming Corporation (to June 21, 1999), E-Vegas.com Inc. (to July 20, 2000), 1st Genx.com Inc. (to October 18, 2001), Oasis Information Systems, Inc. (to January 27, 2005), and 777 Sports Entertainment, Corp. (to September 26, 2008).  On December 15, 2007, the Company’s former president died and the Company then discontinued its business operations.

BML owns Mineral Lease #2775 plus 4 located mineral claims in the South MacKenzie Mining District, Northwest Territories, Canada (the “Mining Property”).   According to a geological report issued FMay 6, 2008, from 1985 until shutdown in January 1987, approximately 54,000 tons of ore were mined and milled to produce approximately 20,001 ounces of gold by a former owner of the Mining Property.  Subject to the availability of sufficient working capital, BML intends to erect a portable mill on the site and mill the approximately 10,000 tons of broken material in the coarse “ore” stockpile.

The Company is an exploration stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities”. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

These consolidated financial statements as at 31 December 2010 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $2,865,147 for the year ended 31 December 2010 (2009 - $202,692, 2008 - $57,829) and has working capital deficit of $786,295 at 31 December 2010 (2009 - $436,359).  These factors create substantial doubt as to the Company’s ability to continue as a going concern.   The  Company  plans  to  improve  its  financial  condition  by  obtaining  new financing.   However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Effective February 2, 2005, the Company effected a one (1) for three hundred (300) reverse stock split.  Effective September 11, 2008, the Company effected a one (1) for two thousand (2,000) reverse stock split.  Effective March 15, 2010, the Company effected a two (2) for one (1) forward stock split.  All share and warrant amounts presented in the consolidated financial statements and in the notes thereto have been adjusted to reflect the reverse stock split (Note 9).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  However, based on its prior demonstrated ability to raise capital, management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2011.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At December 31, 2010, the Company has suffered losses from exploration stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary BML from the date of its acquisition on October 14, 2008.  All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable for a exploration stage company for financial information and are expressed in U.S. dollars.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Furniture, Fixtures, and Office Equipment

Furniture, fixtures, and office equipment are stated at cost less accumulated depreciation.  Additions are capitalized and maintenance and repairs are charged to expense as incurred.   Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar.  The functional currency of BML is the Canadian dollar. The reporting currency of the Company is the U.S. dollar.  The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”.

The assets and liabilities of BML are translated into U.S. dollars at period-end exchange rates ($0.9971 at December 31, 2010 and $0.9493 at December 31, 2009).  The revenues and expenses are translated into United States dollars at average exchange rates for the period ($0.97 for the year ended December 31, 2010).  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Transaction  gains  or  losses  arising  from  exchange  rate  fluctuations  on  balances  or  transactions  denominated  in  a currency other than the functional currency are included in the consolidated results of operations.  There is no material foreign currency transaction gain or loss for the years ended December 31, 2010 and 2009.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, note payable and debenture payable at December 31, 2010.  The fair value of these financial instruments  approximate  their carrying amounts  reported  in the  balance  sheets  due  to the  short  term  maturity  of these  instruments  or based  upon  market quotations of instruments with similar interest rates and similar maturities.

Long-Lived Assets

Long-lived assets, including furniture, fixtures and office equipments and mining property, are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

Comprehensive income (loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and disclosure of comprehensive income (loss) and its components in the financial statements.  As at December 31, 2010, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the consolidated financial statements.

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company.

ASU 2010-06, “Improving Disclosures about Fair Value Measurements” ;

ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”;

ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”;

ASU No. 2011-05, “Presentation of Comprehensive Income”; and

ASU No. 2011-04, “Fair Value Measurement”.

The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2010

NOTE 3 – ACQUISITION OF BULLMOOSE MINES LTD.

In accordance with ASC 805, Business Combinations, acquisitions are accounted for under the purchase method of accounting. Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values.  Goodwill is recorded to the extent the purchase price consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable assets acquired at the date of the acquisition.

On October 14, 2008, the Company acquired BML in exchange for $12,000 cash, 6,000,000 shares of the Company common stock valued at $3,000, a debenture in the face amount of $480,624 valued at fair value of $359,371 (Notes 5, 9, and 13) or  for  total  consideration  of  $374,371.

The purchase price allocation has been determined as follows:

Assets purchased:	$
Cash and cash equivalents	165
Prepaid expenses	26
Mineral property interests	421,199

Total assets acquired	421,390

Liabilities assumed:
Accounts payable	47,019

Net assets acquired	374,371

Purchase price	374,371

The related share purchase agreement also provides for payment of future royalties to the seller of BML equivalent to 6% of the Net Smelter Returns, as defined, from the Mining Property.  The seller of BML was Hughes Maritime Corp. (“HMC”), owner of approximately 11.41% of the issued and outstanding common stock of the Company at December 31, 2010.

During the year ended December 31, 2010, the Company filed a lawsuit against HMC related to its interest in BML (Notes 5 and 12).

NOTE 4 – FURNITURE, FIXTURES AND OFFICE EQUIPMENTS

		Accumulated Depreciation and Write-down	Net book value
	Cost		December 31, 2010	December 31, 2009
	$	$	$	$

Furniture, fixtures and office equipments	15,763	15,763	-	5,165

During the year ended December 31, 2010, total additions to furniture, fixtures and office equipments were $Nil (December 31, 2009 – $Nil).  During the year ended December 31, 2010, total write down of furniture, fixtures and office equipment were $5,165 (December 31, 2009 - $Nil).

NOTE 5 – MINING PROPERTY

Bullmoose Gold Mine Property

On October 14, 2008, the Company acquired BML for total consideration of $421,390.  BML owns Mineral Lease #2775 plus 4 located mineral claims in the South MacKenzie Mining District, Northwest Territories, Canada (the “Bullmoose Gold Mine Property”).

During the year ended December 31, 2010, the Company filed a lawsuit against HMC related to its interest in BML.  The Company has entered into an agreement under which the Company would renounce its interest in BML in exchange for the return of the 6,000,000 shares previously issued to HMC and $75,000 of the $85,000 it had paid in consideration for the acquisition (the “Settlement”) (Notes 3 and 12).

During the year ended December 31, 2010, the Company has recorded a provision for mineral property write-down of $343,199 (2009 - $Nil) to a carrying value of $78,000 related to the Bullmoose Gold Mine Property.

Valentine Gold Claim

On June 22, 2010, the Company enter into a mineral property option agreement with Mill Bay Ventures Inc. (“Mill Bay”) in which the Company could acquire 100% interest in certain mineral property interest located Vancouver, British Columbia, Canada (the “Valentine Gold Claim”).

In order to exercise the option agreement and to earn its interest in the Valentine Gold Claim, the company shall:

i.

Issue 5,000,000 common shares to Mill Bay within 21 business days of approval of the agreement (issued) (Note 9);

ii.

Issue 1,500,000 common shares to Mill Bay on the 1st anniversary date of the signing of the agreement;

iii.

Make cash payment of $10,000 on the execution date (paid);

iv.

Make $90,000 within 21 business days of approval of the agreement (accrued);

v.

Incur $25,000 expenditure on or before June 30, 2011;

vi.

Incur $500,000 within one year from July 1, 2011; and

vii.

Incur $750,000 within one year from July 1, 2012.

The Company has given up the interest in the Valentine Gold Claim and was in the process of cancelling the 5,000,000 common shares issued (Notes 9 and 13).

During the year ended December 31, 2010, the Company has recorded a provision for mineral property write-down of $2,250,000 (2009 - $Nil) related to the Valentine Gold Claim.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2010

NOTE 7 – NOTE PAYABLE

	December 31, 2010	December 31, 2009
	$	$

On June 20, 2010, the Company accepted a loan from an unrelated party in the amount of $150,000 bearing interest at a rate of 10% per annum. The loan is unsecured and is due on demand. During the year ended December 31, 2010, the Company accrued interest expense of $7,973 (2010 – $Nil) related to the note payable. The balance as at 31 December 2010 consists of principal of $150,000 (2010 – $Nil) and accrued interest of $7,973 (2009 – $Nil).	157,973	-

NOTE 8 – DEBENTURE PAYABLE

Debenture payable at December 31, 2010 consists of:

$
Amount due October 14, 2009	120,624
Amount due October 14, 2010	120,000
Amount due October 14, 2011	120,000
Amount due October 14, 2012	120,000

Total face amount	480,624
Initial present value discount of $121,253
Less accumulated amortization of $87,269	(33,984)

Net value as at December 31, 2010	446,640
Current portion	349,821

Non-current portion	96,819

The  debenture,  which  was  issued  to  the  seller  of  BML  on  October  14,  2008,  did  not  provide  for  any  interest. Accordingly,  the Company recorded the debenture at the $368,704 present value (discounted at a 12% annual interest rate) of the $480,624  total payments  due and is amortizing  the $121,253  debt discount as interest expense using the interest method over the four year term of the debenture.  After October 14, 2012, interest is payable monthly at a 12% annual interest rate. The payment due on October 14, 2009 was not made and a verbal agreement was made to extend the due date to April 1, 2010 with the provision that 10% would be added to the payment now due April 1, 2010.  During the year ended December 31, 2010, the Company filed a lawsuit again HMC (Note 12), and the Company is awaiting the resolution of its lawsuit before commencing any payments.

The debenture is secured by the assets of the Company, including the issued and outstanding shares of BML which were sold to the Company, and the Mining Property.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2010

The debenture is convertible at the option of the holders into Units of the Company at a conversion rate of $0.50 per Unit; each Unit consists of one share of the Company common stock and one warrant exercisable into one share of the Company common stock at a price of $0.60 per share at any time from the exercise of the Conversion Option to two years thereafter.  There were no beneficial conversion features related to the Conversion Option.

NOTE 9 – STOCKHOLDERS’ EQUITY

Effective February 2, 2005, the Company effected a one (1) for three hundred (300) reverse stock split.  Effective September 11, 2008, the Company effected a one (1) for two thousand (2,000) reverse stock split.  Effective March 15, 2010, the Company effected a two (2) for one (1) forward stock split (Note 1).  All share and warrant amounts presented in the consolidated financial statements and in the notes thereto have been adjusted to reflect the reverse stock split.

Authorized

Authorized capital stock consists of 400,000,000 common shares with par value of $0.001 per share.

i.

During the year ended December 31, 2007, the Company issued 75,168 common shares to settle debt in the amount of $485,805.

ii.

During the year ended December 31, 2008,  the Company  issued  40,412,692 common shares  (including 3,000,000 common shares to Capcora Investment Corp., a corporation controlled by Mr. Jordan Wangh, the Company’s president and director and 3,000,000 shares to Atrypa Gold Corporation, a corporation controlled  by Mr. Richard Fesiuk, the Company’s secretary and director) to settle debt in the amount of $332,876.

iii.

On November 26, 2008, the Company issued 560,000 common shares to three investors at a price of $0.55 per common share for total cash proceeds of $154,000.

iv.

During the year ended December 31, 2008, the Company issued 6,000,000 common shares at a valued at $3,000 related to the acquisition of BML (Note 3).

v.

During the year ended December 31, 2009, the Company issued 220,000 common shares to four investors at a price of $0.14 per common share for cash proceeds of $30,500.

vi.

On January 15, 2010, the Company issued a total of 304,000 common shares valued at $0.125 per common share for cash proceeds of $38,000.  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

vii.

On June 25, 2010, the Company issued 5,000,000 common shares valued at $0.43 per common shares for $2,150,000 for in relation to the Valentine Gold Claim. The Company is in the process of obtaining and cancelling these common shares as the Company has given up its interest in the Valentine Gold Claim (Notes 5 and 13).

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2010

viii.

At December 31, 2010, the outstanding debenture is convertible into up to 1,922,496 units consisting of one common share of the Company and 1,922,496 share purchase warrant.  Each share purchase warrants entitles the holder to purchase an additional common share of the Company at a price of $0.60 per common share at any time from the exercise of the Conversion Option to two years thereafter.

Shares to Be Issued

During the year ended December 31, 2010, the Company received $60,000 (2009 - $Nil) for the purchase of 200,000 (2009 – Nil) common shares in the Company.  These shares were yet to be issued by the Company as at December 31, 2010.

NOTE 10 – RELATED PARTY TRANSACTIONS

As at December 31, 2010, the amount due to related parties includes $24,630 (2009 – $11,290) payable to Atrypa Gold Corp., a Company controlled by Mr. Richard A. Fesiuk, for exploration and field expenses paid on behalf of the Company.

As at December 31, 2010, the amount due to related parties includes $11,711 (2009 – $15,600) payable to Mr. Richard A. Fesiuk related to unpaid consulting fees.

As at December 31, 2010, the amount due to related parties includes $2,948 (2009 – $18,848) payable to Omnexis Consulting Corporation, a Company controlled by Mr. Jordan S. Wangh, related unpaid management fees.

As at December 31, 2010, the amount due to related parties includes $20,000 (2009 – $5,000) payable to Mr. Jordan S. Wangh related unpaid management fees.

During the year ended December 31, 2010, the Company paid or accrued consulting fees of $12,000 (2009 – $8,000) to Mr. Richard A. Fesiuk, a director and officer of the Company.

During the year ended December 31, 2010, the Company paid or accrued management fees of $15,000 (2009 - $Nil) to Mr. Jordan S. Wangh, a director and officer of the Company.

During the year ended December 31, 2010, the Company paid or accrued management fees of $21,000 (2009 – $31,500) to Omnexis Consulting Corporation, a company controlled by Mr. Jordan S. Wangh.

NOTE 11 - INCOME TAXES

The Company has losses carried forward for income tax purposes to 31 December 2010.  There are no current or deferred tax expenses for the year ended 31 December 2010 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 31 December 2010	For the year ended 31 December 2009	For the year ended 31 December 2008
	$	$	$

Deferred tax asset attributable to:
Current operations	974,150	68,915	19,662
Less: Change in valuation allowance	(974,150)	(68,915)	(68,915)

Net refundable amount	-	-	-

The composition of the Company’s deferred tax assets as at 31 December 2010 and 2009 are as follows:

	As at 31 December 2010	As at 31 December 2009
	$	$

Net income tax operating loss carryforward	10,180,288	7,315,141

Statutory federal income tax rate	34%	34%
Other reconciling items, net	-21.81%	-22.57%
Effective income tax rate	0%	0%

Deferred tax assets	3,461,298	2,487,148
Less: Valuation allowance	(3,461,298)	(2,487,148)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 December 2010, the Company has an unused net operating loss carry-forward balance of approximately $10,180,288 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2017 and 2030.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2010

NOTE 12 – COMMITMENTS AND CONTINGENCIES

On October 14, 2008, the Company and HMC entered into a share purchase agreement in which the Company acquired 100% of the issued and outstanding shares of BML in exchange of $15,000 on execution, by $12,000 in cash and 6,000,000 shares of NTMC common stock valued at $3,000 (Note 3) (the “Share Purchase Agreement”).  NTMC assume the liabilities of BML totalling $535,126 to be paid over four years from the sale of the shares.  HMC could repossess BML shares if the Company failed to pay for the liabilities assumed.

On June 23, 2010, NTMC acted to its detriment and made an $85,000 payment to HMC under the Share Purchase Agreement, implying the understanding that it was and would remain in good standing and HMC thereby waived any such default and is stopped from claiming otherwise.

On July 4, 2010, HMC had forfeited its interest in BML under the Share Purchase Agreement without notice and on or about August 10, 2010, HMC purportedly sold the BML shares it previously had sold to the Company to Maple Management Investments Ltd. (“Maple”) in exchange for cash and shares of Maple.

On October 22, 2010, NTMC has filed a lawsuit again HMC in which the Company is seeking for a declaration that the Company is the legal and beneficial owner of all issued and outstanding shares of BML (Notes 3 and 5).

The Company has settled the dispute the particulars of which are set out in Note 5.

No closing date has been set for the implementation of the Settlement.  As at December 31, 2010, the Company was still the owner of BML until the Settlement.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2010

NOTE 13 – SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	For the year ended 31 December 2010	For the year ended 31 December 2009	For the year ended 31 December 2008	For the period from the date of inception on February 10, 1997 to 31 December 2010 (Unaudited)
	$	$	$	$

Cash paid during the year for interest	7,607	4,699	-	12,306
Cash paid during the year for income taxes	-	-	-	-

Non cash investing and financing activities
Common shares issued on acquisition of BML	-	-	421,390	421,390
Common shares issued on acquisition of Valentine Gold Claim	2,150,000	-	-	2,150,000
Common shares issued for debt	-	-	332,876	332,876

During the year ended December 2010, the Company recorded a provision for mineral property write-down of $421,199 and $$2,250,000 related to the Bullmoose Gold Mine Property and Valentine Gold Claim, respectively (Note 5).

NOTE 14 – SUBSEQUENT EVENT

The following event occurred during the period from the year ended 31 December 2010 to the date the consolidated financial statements were available to be issued on December 1,  2011:

On August 16, 2011, the Company cancelled 5,000,000 common shares issued on June 25, 2010 in relation to the Valentine Gold Claim (Notes 5 and 9).

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certifications. I, Jordan Wangh, certify that:

1. I have reviewed this annual report on Form 10-K of NT Mining Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances  under which such  statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial  information  included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) for the registrant and have:

a.

Designed  such  disclosure  controls  and  procedures,  or  caused  such  disclosure  controls  and  procedures  to  be  designed  under  our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared:

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision,  to provide  reasonable  assurance  regarding  the reliability  of financial  reporting  and  the preparation  of financial  statements  for external purposes in accordance with generally accepted accounting principles;

c.  Evaluated the effectiveness  of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's  other certifying  officer(s)  and I have disclosed,  based on our most recent evaluation  of internal  control  over financial reporting,  to  the  registrant's  auditors  and  the  audit  committee  of  the  registrant's  board  of  directors  (or  persons  performing  the  equivalent functions):

a. All significant  deficiencies  and material  weaknesses  in the design  or operation  of internal  control  over financial  reporting  which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 6,  2011

/s/ Jordan Wangh

Jordan Wangh

Chief Executive Officer

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certifications. I, Richard Fesiuk, certify that:

1.  I have reviewed this annual report on Form 10-K of NT Mining Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements  made, in light of the circumstances  under which such statements  were made, not misleading  with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial  information included in this  report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing  and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) for the registrant and have:

a.   Designed  such  disclosure  controls  and  procedures,  or  caused  such  disclosure  controls  and  procedures  to  be  designed  under  our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared:

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision,  to provide  reasonable  assurance  regarding  the reliability  of financial  reporting  and  the preparation  of financial  statements  for external purposes in accordance with generally accepted accounting principles;

c.  Evaluated the effectiveness  of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's  other certifying  officer(s)  and I have disclosed,  based on our most recent evaluation  of internal control over financial reporting,  to  the  registrant's  auditors  and  the  audit  committee  of  the  registrant's  board  of  directors  (or  persons  performing  the  equivalent functions):

a. All significant  deficiencies  and material  weaknesses  in the design  or operation  of internal  control  over financial  reporting  which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 6, 2011

/s/ Richard Fesiuk

Richard Fesiuk

Chief Financial Officer, and Corporate Secretary

Exhibit 32.1

CERTIFICATION  PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Annual Report of NT Mining Corporation. on Form 10-K for the quarter ending December 31, 2010, as filed with the Securities  and Exchange  Commission  on the date hereof (the "Report"),  I, Jordan Wangh, Chief Executive  Officer of the Company,  certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley  Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements  of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Jordan Wangh

Jordan Wangh

Chief Executive Officer

December 6, 2011

Exhibit 32.2

CERTIFICATION  PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection  with the Annual  Report  of NT Mining  Corporation  on Form 10-K for the year ending December  31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Fesiuk, Chief Financial Officer and Corporate Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley  Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of

1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Richard Fesiuk

Richard Fesiuk

Chief Financial Officer and Corporate Secretary

December 6, 2011

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation of our report dated 2 November 2011, except for Note 14, as to which the date is 30 November 2011, relating to the consolidated balance sheet of NT Mining Corporation as of 31 December 2010 and the related consolidated statements of operations, cash flows and changes in stockholders’ deficiency for the year then ended in this Annual Report on Form 10-K.

/s/ James Stafford

Vancouver, Canada

Chartered Accountants

6 December 2011