Form 10-Q
period 2011-03-31
NT MINING Corp
filed 2012-04-03
CIK 1096759

Unknown;

NT MINING CORP

FORM 10-Q

(Quarterlyl Report)

Filed 01/04/12 for the Period Ending 03/31/11

Telephone

604-249-5001

CIK

0001096759

Symbol

NTMG

SIC Code

1040 - Gold And Silver Ores

Fiscal Year

12/31

http://www.edgar-online.com

© Copyright 2010, EDGAR Online, Inc. All Rights Reserved.

Distribution and use of this document restricted under EDGAR Online, Inc. Terms of Use.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Quarterly Report)

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2011
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

months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.	Yes ?	No ?

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements

incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.	Yes ?	No ?

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non accelerated filer, or a small reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐

Accelerated filer ?

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

52,596,826 common shares issued and outstanding as March 31, 2011

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

As of this date, a settlement in principle has been reached, but the settlement has not closed, nor has a closing date been set.  The company therefore continues to retain title to Bullmoose as of March 31, 2011.

Item 4. Submission of Matters to a Vote of Security Holders

(a)

There were no stockholder meetings in to date in 2011

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      As in the three months ended March 31, 2010 the company had no revenue in the three months ended March 31, 2011.  In 2011 total expenses in the first quarter were $63,974 compared to $85,172 in 2010.  The primary difference is that there were no field expenses in the first three months of 2011 compared to $12,621 in the first quarter of 2010.  In addition, Also, selling, general and admin expense were $27,974 in the first three months of 2011 compared to $36,293 in 2010 primarily due to no legal expenses in 2011 compared to $5,800 in 2010 and consulting fees of zero in 2011 compared to $3,000 in the first three months of 2010.  Finally, in 2011 interest expense accrued on the debenture in the three months ended March 31, 2011 were about $3,200 less than in the three months ended March 31, 2010.

MANAGEMENT DISCUSSION & ANALYSIS – March 31, 2011

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

The following MDA is for the three months ended March 31, 2011 (the “Current Period”) and includes relevant information up to December 28, 2011 (the “Report Date”).

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

Directors and Officers

The Company’s directors and officers as at the Report Date are:

Name	Position	Date Appointed	Date Resigned

Carmen Parente ,	President, CFO and Director	May 16, 2011	-

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Furnish the information required by Item 305 of Regulation S-K (§ 229.305 of this chapter).  We are not subject to this requirement since we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

See our audited consolidated financial statements immediately following the signature page of this Form 10-Q.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names of all directors and executive officers of the Company as of December 28, 2011 and December 31, 2010.  These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Position	Date Appointed	Date Resigned

Carmen Parente	President, CEO, CFO and Director	May 16, 2011

-

Item 11. Executive Compensation.

Summary of Compensation of Executive Officers

The following table summarizes the compensation paid to our President and Chief Executive Officer during the last three complete fiscal years.  No other officer or director received annual compensation in excess of $10,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Award ($)	Non-Equity Incentive Plan ($)	Nonquali-fied Deferred Comp. ($)	All Other Comp. ($)	Total ($)
Jordan S. Wangh (1) President, CEO and Director	2010	Nil	Nil	Nil	Nil	Nil	Nil	36,000	36,000
	2009	Nil	Nil	Nil	Nil	Nil	Nil	31,500	31,500
	2008	Nil	Nil	Nil	Nil	Nil	Nil	7,500	7,500
Richard A. Fesiuk (2) Secretary, CFO and Director	2010	Nil	Nil	Nil	Nil	Nil	Nil	12,000	12,000
	2009	Nil	Nil	Nil	Nil	Nil	Nil	8,000	8,000
	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Carmen Parente (3) President, Treasurer and Director	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

(3)	Mr. Carmen Parente was appointed to the office of president, CFO and director on May 16, 2011.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, to the best knowledge of the Company as of March 31, 2011 with respect to each director and officer and management as a group and any holder owning more than 5% of the outstanding common stock.

Name and Address	Position	Class of Shares	Number of Shares	Percentage Note (1)

Jordan S. Wangh (Note 2) 809 - 9171 Ferndale Road Richmond, BC V6Y 1X4 Canada	President & CEO	Common	4,200,000	7.96%
Richard A. Fesiuk (Note 3) 213 - 7110 - 133rd Street Surrey, BC V3W 7Z7 Canada	Secretary & CFO	Common	4,040,000	8.65%
Management as a Group		Common	8,240,000	15.67%

Others of record owning 5% or more

Hughes Maritime Corp 1177 Roberton Blvd Parksville, BC V9P 2K6 Canada	Common	6,000,000	11.36%
CEDE & Co PO Box 222, Bowling Green Station, New York, NY 10274, USA	Common	21,797,682	44.44%
Mill Bay Ventures Inc 400 – 455 Granville St Vancouver, BC V6C 1T1 Canada	Common	5,000,000	9.51%

Notes:

(1)	The above percentages are based on 52,596,826 shares of common stock outstanding as of March 31, 2011.
(2)	3,000,000 shares are held by Capcora Investment Corp., a BC Canadian Company owned by Jordan S. Wangh, who also holds 1,200,000 shares directly for a total of 4,200,000.
(3)	3,000,000 shares are held by Atrypa Gold Corp., a BC Canadian Company controlled by Richard A. Fesiuk, who also holds 1,040,000 shares directly for a total of 4,040,000.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As at March 31, 2011, the amount due to related parties includes $24,630 (2010 – $24,630) payable to Atrypa Gold Corp., a Company controlled by Mr. Richard A. Fesiuk, for exploration and field expenses paid on behalf of the Company.

As at March 31, 2011, the amount due to related parties includes $11,711 (2010 – $11,711) payable to Mr. Richard A. Fesiuk related to unpaid consulting fees.

As at March 31, 2011, the amount due to related parties includes $2,948 (2010 – $2,948) payable to Omnexis Consulting Corporation, a Company controlled by Mr. Jordan S. Wangh, related unpaid management fees.

As at March 31, 2011, the amount due to related parties includes $20,000 (2010 – $20,000) payable to Mr. Jordan S. Wangh related unpaid management fees.

During the three months  ended March 31, 2011, the Company paid or accrued nomanagement fees of to any director or officer.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number and Exhibit Title

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32	Certificate of CEO and CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)

NT Mining Corporation

By:	/s/ “Carmen Parente”
Carmen Parente, President, CEO and Member of the Board of Directors
Date:	January 4, 2012

Pursuant  to the  requirements  of the  Securities  Exchange  Act of 1934,  this report  has been  signed  below  by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NT Mining Corporation

By:	/s/ “Carmen Parente”
Carmen Parente, President, CEO and Member of the Board of Directors
Date:	January 4, 2012

NT MINING CORPORATION Index to Financial Statements

Financial Statements:
Consolidated Interim Statement of Financial Position as of March 31, 2011 and December 31, 2010	F-3
Consolidated Interim Statements of Operations for the three months ended March 31, 2011 and 2010	F-4
Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficiency) for the years ended December 31, 2004 through 2010 and the three months ended March 31, 2011	F-5
Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	F-6
Notes to Consolidated Financial Statements	F-7

NT MINING CORPORATION

(An Exploration Stage Company)

Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

March 31, 2011

NT MINING CORPORATION (an exploration stage company)

Consolidated Statement of Financial Position

	March 31, 2011	December 31, 2010
ASSETS		
Current Assets:		
Cash	591	956
Accounts receivable	41	41
Prepaid expenses	-	-
Total current assets	632	997
Mineral property interests	78,000	78,000
Furniture, fixtures less accumulated depreciation	-	-
TOTAL ASSETS	78,632	78,997
LIABILITIES & EQUITY		
Liabilities		
Current Liabilities		
Current portion of debenture payable	359,047	349,821
Note payable	161,672	157,973
Accounts Payable & Accrued Liabilities	283,884	220,209
Due to related parties	59,289	59,289
Total Current Liabilities	863,892	787,292
Long Term Liabilities		
Debenture payable	96,819	96,819
Total Liabilities	960,711	884,111
Stockholders' equity (deficiency):		
Common Stock, 400,000,000 shares authorized at par value of $0.001, 52,595,826 and 47,644,826 shares issued and outstanding respectively	52,596	52,596
Shares to be issued	60,000	60,000
Additional paid-in capital	9,268,602	9,268,602
Accumulated other comprehensive loss	(6,024)	(6,024)
Accumulated deficit	(10,257,253)	(10,180,288)
Total Stockholders' Equity (Deficit)	(882,079)	(805,114)
TOTAL LIABILITIES & DEFICIT	78,632	78,997

“Carman Parente”

Director

NT MINING CORPORATION

(An Exploration Stage Company)

Consolidated Interim Statement of (Loss) Income

(Expressed in U.S. Dollars)

NT MINING CORPORATION (an exploration stage company)

Consolidated Interim Statement of Income(Loss)

	Three Months Ended	
	March 31, 2011	**March 31, 2010**
Consolidated Statement of Income		
Revenue	-	-
Selling, general and administrative expenses	27,974	36,293
Exploration & field expense	-	12,621
Royalty expense	36,000	36,000
Depreciation	-	258
Total operating expenses	63,974	85,172
Net loss before other items	(63,974)	(85,172)
Other income (expenses)		
Interest expense	(12,991)	(16,228)
Write-down of amounts receivable	-	-
Write-down of furniture, fixtures and office equipment	-	-
Write-down of deposit on mineral property	-	-
Total other income (expenses)	(76,965)	(101,400)
Income (loss) from continuing operations	(76,965)	(101,400)
Discontinued operations	-	-
Net Income (loss)	(76,965)	(101,400)
Weighted average number of shares outstanding	50,229,001	50,229,001
Comprehensive loss		
Net Income (loss)	(76,965)	(101,400)
Foreign exchange translation	-	-
Comprehensive Income (loss)	(76,965)	(101,400)
Basic and diluted comprehensive loss per common share	(0.002)	(0.002)

NT MINING CORPORATION

(An Exploration Stage Company)

Consolidated Interim Statement of Changes in Stockholders’ Equity (Deficiency)

(Expressed in U.S. Dollars)

Common Shares Issued	Amount	Paid-in Capital / Shares to be issued	Deficit, accumulated during the exploration stage	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Deficiency

		$	$	$	$	$
Balances, December 31, 2004	56	-	6,013,753	(6,088,963)	-	(75,210)
Shares returned for lease	(14)	-	-	-	-	-
Shares issued for services	854	-	8,030	-	-	8,030
Shares issued to settle debt	3,814	4	67,755	-	-	67,759
Shares sold for cash	10,000	10	9,990	-	-	10,000
Net loss for the year	-	-	-	(420,703)	-	(420,703)

Balances, December 31, 2005	14,710	14	6,099,528	(6,509,666)	-	(410,124)
Shares issued to settle debt	370	-	18,500	-	-	18,500
Shares issued for services	874	1	8,974	-	-	8,975
Net loss for the year	-	-	-	(528,446)	-	(528,446)

Balances, December 31, 2006	15,954	15	6,127,002	(7,038,112)	-	(911,095)
Shares issued to settle debt	75,168	75	485,730	-	-	485,805
Net loss for the year	-	-	-	(16,508)	-	(16,508)

Balances, December 31, 2007	91,122	90	6,612,732	(7,054,620)	-	(441,798)
Shares issued to settle debt	40,421,692	40,422	292,454	-	-	332,876
Shares issued to acquire
Bullmoose Mines Ltd.	6,000,000	6,000	(3,000)	-	-	3,000
Shares sold for cash	560,000	560	153,440	-	-	154,000
Net loss for the year	-	-	-	(57,829)		(57,829)
Foreign exchange translation	-	-	-	-	(72)	(72)

Balances, December 31, 2008	47,072,814	47,072	7,055,626	(7,112,449)	(72)	(9,823)
Shares issued to round out	12	-
Shares issued for cash	20,000	20	5,480	-	-	5,500
Shares issued for cash	200,000	200	24,800	-	-	25,000
Net loss for the year	-	-	-	(202,692)	-	(202,692)
Foreign exchange translation	-	-	-	-	72	72

Balances, December 31, 2009	47,292,826	47,292	7,085,906	(7,315,141)	-	(181,943)
Shares issued for cash	304,000	304	37,696			38,000
Shares to be issued for cash	-	-	60,000	-	-	60,000
Shares issued for mineral property	5,000,000	5,000	2,145,000	-	-	2,150,000
	-	-	-	(2,865,147)	-	(2,865,147)
Foreign exchange translation	-	-	-	-	(6,024)	(6,024)
Balances, December 31, 2010	52,596,826	52,,596	9,328,602	(10,180,288)	(6,024)	(883,114)

Net Loss for the three months ended March 31, 2011	-	-	-	(76,965)	-	-

Balances, March 31,2011	52,596,826	52,596	9,328,602	(10,257,253)	(6,024)	(883,114)

The accompanying notes are an integral part of these consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Consolidated Interim Statements of Cash Flows

(Expressed in U.S. Dollars)

Three Months Ended	
	March 31, 2011	March 31, 2010
Cash Flows (Used In) Provided By Operating activities :		
Net Income (loss)	(76,965)	(101,400)
Adjustments to reconcile loss to net cash used by operating activities		
Depreciation	-	258
Imputed interest expense on debenture	9,226	8,766
Interest expense	3,699	
Write-down of amounts receivable	-	-
Write-down of furnitire, fixtures and office equipment	-	-
Write-down of mineral prperty	-	-
Changes in operating assets and liabilities:		
(Increase) in amounts receivable	-	-
(Increase) in prepaid expenses	-	-
Increase in accounts payable and accrued expenses	63,675	38,428
Net cash provided by (used in) operating activities	(365)	(53,948)
Cash flows used in investing activities:		
Purchase of furniture, fixtures, and office equipment	-	-
Cash acquisition of mineral property	-	-
Net cash provided by (used in) investing activities	-	-
Cash flows used in financing activities:		
Shares issued for cash	-	38,000
Subscription received in advance	-	-
Increase (decrease) in note payable	-	-
Increase (decrease) in due to related party	-	14,540
Net cash provided by (used in) financing activities	-	52,540
Effect of exchange rate changes on cash	-	72
Net increase (decrease) in cash	(365)	(1,336)
Cash - beginning of period	956	2,124
Cash - end of period	591	788

Supplemental Disclosures with Respect to Cash Flows (Note 13)

.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

March 31, 2011

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

These consolidated financial statements as at 31 December 2010 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $2,865,147 for the year ended 31 December 2010 (2009 - $202,692, 2008 - $57,829) and has working capital deficit of $786,295 at 31 December 2010 (2009 - $436,359).  These factors create substantial doubt as to the Company’s ability to continue as a going concern. Further, the company is under a cease trading order that precludes the ability to raise capital from the sale of shares.  The  Company  plans  to  improve  its  financial  condition  by  obtaining  new financing.   However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  However, based on its prior demonstrated ability to raise capital, management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2011.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, and is unable to get the BCSC to rescind the current cease trading order, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At June 30, 2011, the Company has suffered losses from exploration stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the placecountry-regionUnited States of America (“U.S. GAAP”) applicable for a exploration stage company for financial information and are expressed in U.S. dollars.

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

The assets and liabilities of BML are translated into U.S. dollars at period-end exchange rates ($0.9971 at December 31, 2010 and $0.9493 at December 31, 2009).  The revenues and expenses are translated into placecountry-regionUnited States dollars at average exchange rates for the period ($0.97 for the year ended December 31, 2010).  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

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

Long-Lived Assets

Long-lived assets, including furniture, fixtures and office equipment and mining property, are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

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

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

March 31, 2011

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

During the year ended December 31, 2010, the Company has recorded a provision for mineral property write-down of $343,199 (2009 - $Nil) to a carrying value of $78,000 related to the Bullmoose Gold Mine Property. This amount represents the settlement value of $75,000 cash plus the $3,000 value ascribed to the aforementioned shares.

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

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

March 31, 2011

NOTE 7 – NOTE PAYABLE

	March 31, 2011	December 31, 2010
	$	$

On June 20, 2010, the Company accepted a loan from an unrelated party in the amount of $150,000 bearing interest at a rate of 10% per annum. The loan is unsecured and is due on demand. During the year ended December 31, 2010, the Company accrued interest expense of $7,973 (2010 – $Nil) related to the note payable. The balance as at 31 March 2011 consists of principal of $150,000 (2010 – $Nil) and accrued interest of $11,672 (2009 – $Nil).	161,672	157,973

NOTE 8 – DEBENTURE PAYABLE

Debenture payable at March 31, 2011 consists of:

$
Amount due October 14, 2009	120,624
Amount due October 14, 2010	120,000
Amount due October 14, 2011	120,000
Amount due October 14, 2012	120,000

Total face amount	480,624
Initial present value discount of $121,253
Less accumulated amortization of $96,495	(24,758)

Net value as at December 31, 2010	455,866
Current portion	359,047

Non-current portion	96,819

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

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

March 31, 2011

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

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated interim Financial Statements

(Expressed in U.S. Dollars)

March 31, 2011

viii.

At March 31, 2010, the outstanding debenture is convertible into up to 1,922,496 units consisting of one common share of the Company and 1,922,496 share purchase warrant.  Each share purchase warrants entitles the holder to purchase an additional common share of the Company at a price of $0.60 per common share at any time from the exercise of the Conversion Option to two years thereafter.

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

There were no related party transactions in the three mponths ended March 31, 2011.

NOTE 11 - INCOME TAXES

The Company has losses carried forward for income tax purposes to 31 March 2011.  There are no current or deferred tax expenses for the three months ended 31 March 20111 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

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

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

March 31, 2011

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

No closing date has been set for the implementation of the Settlement.  As at March 31, 2011, the Company was still the owner of BML until the Settlement.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

March 31 2011

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

NOTE 14 – SUBSEQUENT EVENT

The following event occurred during the period from the three months ended 31 March 2011 to the date the consolidated financial statements were available to be issued on January 4, 2012:

On August 16, 2011, the Company cancelled 5,000,000 common shares issued on June 25, 2010 in relation to the Valentine Gold Claim (Notes 5 and 9).

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certifications. I, Carmen Parente, certify that:

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

Date:  January 4, 2012

/s/ Carman Parente

Carman Parente

President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

1