Form 10-K/A
period 2010-12-31
NT MINING Corp
filed 2012-09-19
CIK 1096759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

(Mark One)
X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to __________
Commission file number 94-33420647 CI # 00010966759
NT MINING CORPORATOIN
(Exact name of registrant as specified in its charter)
NEVADA	94-3342064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
106 – 1641 Lonsdale Ave, North Vancouver, BC V7M 2J5 CANADA
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(604) 249-5001 Fax (604) 303-7773

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock with a par value of $0.001 per share

Indicate by check mark if the registrant is a well known seasoned issuer, as defined by Rule 405 of Securities Act	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	Yes ☐	No ☒

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

41,596,826 common shares issued and outstanding as of July 25, 2012

DOCUMENTS INCORPORATED BY REFERENCE

None.

This Amendment No.1 to the Annual Report on Form 10-K of the NT Mining Corporation for the year ended December 31, 2010 is being filed for the purpose of amending and restating Note 7 “Note Payable”, Note 10 “Related Party Transactions”, Note 3 “Acquisition of Bullmoose Mines Ltd.”, Note 5 “Mining Property”, Note 8 “Debenture Payable” and Note 12 “Commitments and Contingencies” to our consolidated financial statements in order to include certain restated information as described below. While our original Form 10-K is not otherwise amended (except in certain cases to clarify references to this Form 10-K/A), we are refilling the Form 10-K in its entirety for convenience.

The Company’s financial statements for the year ended December 31, 2010 have been restated to provide greater disclosure related to the Company’s ongoing lawsuit and to revise the disclosure related to note payable in the amount of $157,973 (the “Note Payable”). The Note Payable was previously disclosed as a loan from an unrelated party, which is now disclosed as a loan from a company owned by a family member of a director of the Company, and has been added to the related party transaction note in Note 10 to the consolidated financial statements.

Except for the revisions described above it does not update any of the statements contained in the original Form 10-K. This Form 10-K/A contains forward-looking statements that were made at the time the original Form 10-K was filed on December 1, 2011. It must be considered in light of any subsequent statements, including forward-looking statements, in any reports made by us subsequent to the filing of the original Form 10-K, including statements made in subsequent filings on Form 8-K or on Form 10-Q.

The information herein amends and supercedes the information contained in our Annual Report on Form 10-K to the extent set forth herein. The affected financial statements and related financial information contained in our previously filed reports for those periods should no longer be relied upon and should be read only in conjunction with the restated financial information set forth herein.

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

PART I

Item 1. Business

The Company changed its business focus during 2007 and in 2008 and completed the changeover to mining exploration and development, which was the concept utilized when the Company was incorporated.  In order to complete the transformation, the Company completed a reverse stock split during 2008, settled the majority of its liabilities through a share exchange for debt and acquired a privately held Canadian mining corporation with a single mining asset, former Gold Producer "The Bullmoose Mine" (“Bullmoose”), located in the Northwest Territory of Canada. In 2009 and 2010, the company completed a limited program on the mining properties in Canada, sufficient to maintain the lease and mineral claims in good standing.

On or about December 15, 2010, the Company entered into an agreement to rescind its interest in Bullmoose. Please see Item 3 – Legal Proceedings, for particulars.

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

•

The Company is subject to a cease trade order, which was pronounced by the British Columbia Securities Commission on August 18, 2009, by reason of the Company’s failure to file financial statements in British Columbia. The Company has applied to rescind the order, however, until the order is rescinded, the Company is prohibited from issuing securities. There is no assurance that the Company will be successful in its application to rescind the cease trade order.

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

Item 3. Legal Proceedings

On October 22, 2010, the company initiated a claim in the Supreme Court of British Columbia against a former officer of the Company and certain other companies controlled directly or indirectly by the former officer, to assert its interest in Bullmoose.  On October 14, 2008, NT Mining had acquired Bullmoose as described in Note 3 to the attached consolidated financial statements.  However, on or about August 10, 2010, NT Mining and its directors and officers other than the Defendant former officer discovered that that Defendant had apparently taken steps to sell NT Mining’s interest in Bullmoose to a third party in which that Defendant had a significant interest.

On or about December 15, 2010, the Company has entered into a settlement agreement under which the Company’s acquisition of Bullmoose will be rescinded (the “Settlement Agreement”).  More particularly, the 6,000,000 shares issued by the company as consideration for the acquisition will be cancelled and $75,000 of the $85,000 as part consideration for the acquisition, will be returned to the Company.  The Company continues to retain title to Bullmoose as of December 31, 2010 and until the settlement closes and afterwards, if the settlement does not close.

On the Closing Date (July 3, 2012, the first business day after June 30 2012) all parties to the Settlement Agreement, except those responsible to return the $75,000 to the Company, tendered signed Settlement documents. As a result, the Company cancelled the 6,000,000 shares and commenced an action in the Supreme Court of British Columbia to recover the $75,000. The Company takes the position that until this sum is paid, it continues to hold title to the mineral properties through its ownership of all issued Bullmoose shares.

We know of no other material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any other material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

The Company's principal business activity is the exploration and development of mineral properties. The Company has acquired exploration properties in the Northwest Territory, Canada during the year ended December 31, 2008; however, on or about December 15, 2010, the Company entered into an agreement to rescind its interest in Bullmoose. Please see Item 3 – Legal Proceedings, for particulars.

Certain information disclosed in this discussion is derived from the Company’s audited consolidated financial statements for the year ended December 31, 2010.

The following MDA is for the year ended December 31, 2010 (the “Current Period”) and includes relevant information up to December 1, 2011(the “Report Date”).

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

Requirement for Additional Financing

The Company is in the mineral exploration and development business and has incurred losses since its inception. The Company has no revenue generating operations and has funded its operations primarily through trade credit. As noted, the Company is currently subject to a cease trade order, which prohibits it from raising additional funds to explore and develop its mineral properties, to acquire additional exploration properties, or to acquire and develop other business opportunities. The Company has applied to revoke the cease trade order; however, there is no assurance that it will be successful. If it is, there can be no assurances that the Company will be able to secure acceptable financing to conduct is activities.

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

Acquisition of Bullmoose Mines Ltd.

In 2008, the Company acquired all of the outstanding common shares of a Canadian corporation, Bullmoose Mines Ltd, which holds title to the former Gold Producer, The Bullmoose Mine, located in the Northwest Territory for cash, shares and the assumption of debt. However, on or about December 15, 2010, the Company entered into an agreement to rescind its interest in Bullmoose. Please see Item 3 – Legal Proceedings, for particulars.

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

Directors and Officers

The Company’s directors and officers as at the Report Date are:

Name	Position	Date Appointed	Date Resigned

Carman Parente,	President, Treasurer and Director	May 16, 2011	-
Jordan Wangh Richard Fesiuk	Director Director	April 28, 2006 December 12, 2007	- -

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

Name	Position	Date Appointed	Date Resigned

Jordan S. Wangh	President, CEO and Director	April 28, 2006	May 16, 2011
Richard A. Fesiuk	Secretary, CFO and Director	December 12, 2007	May 16, 2011
Carman Parente	President, Treasurer and Director	May 16, 2011	-

Item 11. Executive Compensation.

Summary of Compensation of Executive Officers

The following table summarizes the compensation paid to our President and Chief Executive Officer during the last three complete fiscal years.  No other officer or director received annual compensation in excess of $10,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Award ($)	Non-Equity Incentive Plan ($)	Nonquali-fied Deferred Comp. ($)	All Other Comp. ($)	Total ($)
Jordan S. Wangh (1) President, CEO and Director	2010	Nil	Nil	Nil	Nil	Nil	Nil	36,000	36,000
	2009	Nil	Nil	Nil	Nil	Nil	Nil	31,500	31,500
	2008	Nil	Nil	Nil	Nil	Nil	Nil	7,500	7,500
Richard A. Fesiuk (2) Secretary, CFO and Director	2010	Nil	Nil	Nil	Nil	Nil	Nil	12,000	12,000
	2009	Nil	Nil	Nil	Nil	Nil	Nil	8,000	8,000
	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Carman Parente (3) President, Treasurer and Director	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Notes:
(1)

Mr. Jordan S. Wangh was the president, CEO and director as at December 31, 2010.  Mr. Wangh or entities controlled by him were paid or accrued management fees during the fiscal periods ended December 31, 2010, fiscal year ended December 31, 2009 and the fiscal year ended December 31, 2008.  Mr. Wangh resigned as the president and CEO of the Company on May 16, 2011.

(2)

Mr. Richard A. Fesiuk was the secretary, CFO and director as at December 31, 2010.  Mr. Fesiuk or entities controlled by him were paid or accrued management fees during the fiscal periods ended December 31, 2010 and fiscal year ended December 31, 2009. Mr. Fesiuk resigned as the president and CFO of the Company on May 16, 2011.

(3)									Mr. Carman Parente was appointed to the office of president, CEO, CFO, treasurer and director on May 16, 2011.

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

During the year ended 31 December 31, 2010, the Company accepted a loan from Senso Investment Co. Ltd., a company owned by a family member of Mr. Jordan S. Wangh.

Item 14. Principal Accounting Fees and Services

The following table is a summary of the fees billed to the Company by the auditors for professional services during the fiscal years ended December 31, 2010 and 2009.

Fee Category	Fiscal 2010 Fees	Fiscal 2009 Fees
	($)	($)
Audit Fees	10,000	18,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	10,000	18,500

The Company has no full time staff performing accounting services for the Company.  It contracts out its accounting to a local financial services company.

Pre-Approval Policies and Procedures

Our policy is to engage the auditor for audit services only, so as to ensure that the auditor’s duty to the shareholders is not compromised or apparently compromised.  The Board of Directors (performing the function of the audit committee) approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number and Exhibit Title

31	Certificate of CEO and CFO as Required by Rule 13a-14(a)/15d-14
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

(Registrant)

NT Mining Corporation
By:	/s/ “Carman Parente”
Carman Parente, President, CEO and Member of the Board of Directors
Date:	July 25, 2011

Pursuant  to the  requirements  of the  Securities  Exchange  Act of 1934,  this report  has been  signed  below  by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NT Mining Corporation
By:	/s/ “Carman Parente”
Carman Parente, President, CEO and Member of the Board of Directors
Date:	July 25, 2011

NT MINING CORPORATION

(An Exploration Stage Company)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2010

JAMES STAFFORD

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

As discussed in Note 15 to the financial statements, the 2010 financial statements have been restated.

/s/ James Stafford

Vancouver, Canada

Chartered Accountants

2 November 2011, except for Notes 14 and 15, as to which the date is 25 July 2012.

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

NT MINING CORPORATION

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

(Expressed in U.S. Dollars)

	Common Shares Issued	Amount	Paid-in Capital / Shares to be issued	Deficit, accumulated during the exploration stage	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Deficiency
		$	$	$	$	$
Balances, December 31, 2004	56	-	6,013,753	(6,088,963)	-	(75,210)
Shares returned for lease	(14)	-	-	-	-	-
Shares issued for services	854	-	8,030	-	-	8,030
Shares issued to settle debt	3,814	4	67,755	-	-	67,759
Shares sold for cash	10,000	10	9,990	-	-	10,000
Net loss for the year	-	-	-	(420,703)	-	(420,703)

Balances, December 31, 2005	14,710	14	6,099,528	(6,509,666)	-	(410,124)
Shares issued to settle debt	370	-	18,500	-	-	18,500
Shares issued for services	874	1	8,974	-	-	8,975
Net loss for the year	-	-	-	(528,446)	-	(528,446)

Balances, December 31, 2006	15,954	15	6,127,002	(7,038,112)	-	(911,095)
Shares issued to settle debt	75,168	75	485,730	-	-	485,805
Net loss for the year	-	-	-	(16,508)	-	(16,508)

Balances, December 31, 2007	91,122	90	6,612,732	(7,054,620)	-	(441,798)
Shares issued to settle debt	40,421,692	40,422	292,454	-	-	332,876
Shares issued to acquire
Bullmoose Mines Ltd.	6,000,000	6,000	(3,000)	-	-	3,000
Shares sold for cash	560,000	560	153,440	-	-	154,000
Net loss for the year	-	-	-	(57,829)		(57,829)
Foreign exchange translation	-	-	-	-	(72)	(72)

Balances, December 31, 2008	47,072,814	47,072	7,055,626	(7,112,449)	(72)	(9,823)
Shares issued to round out	12	-
Shares issued for cash	20,000	20	5,480	-	-	5,500
Shares issued for cash	200,000	200	24,800	-	-	25,000
Net loss for the year	-	-	-	(202,692)	-	(202,692)
Foreign exchange translation	-	-	-	-	72	72

Balances, December 31, 2009	47,292,826	47,292	7,085,906	(7,315,141)	-	(181,943)
Shares issued for cash	304,000	304	37,696			38,000
Shares to be issued for cash	-	-	60,000	-	-	60,000
Shares issued for mineral property	5,000,000	5,000	2,145,000	-	-	2,150,000
Net loss for the year	-	-	-	(2,865,147)	-	(2,865,147)
Foreign exchange translation	-	-	-	-	(6,024)	(6,024)

Balances, December 31, 2010	52,596,826	52,596	9,328,602	(10,180,288)	(6,024)	(805,114)

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

As part of the acquisition of BML, the Company is obligated to pay annual royalties of $36,000 and to pay down a debenture liability as disclosed in Note 8, in the December 31, 2010 year-end financial statements. Since the Company continues to retain title to Bullmoose Gold Mine Property as at December 31, 2011, these obligations continue to be reflected in the consolidated financial statements of the Company.

On or about December 15, 2010, the Company entered into an agreement to settle litigation related to the ownership of BML and to rescind its acquisition of BML (the “Settlement Agreement”).  More particularly, the 6,000,000 common shares issued by the Company in consideration for the acquisition will be cancelled and $75,000 of the $85,000 paid as part consideration for the acquisition will be returned to the Company. The closing date was set for June 30, 2012 (the “Closing Date”).  As at December 31, 2010, the Company retains title to BML.

On the Closing Date (July 3, 2012, the first business day after June 30, 2012) all parties to the Settlement Agreement, except those responsible to return the $75,000 to the Company tendered signed settlement documents. As a result, the Company cancelled the 6,000,000 common shares and commenced an action to recover the $75,000. The Company takes the position that until this sum is paid, it continues to hold title to Bullmoose Gold Mine Property through its ownership of all issued shares of BML (Notes 3, 5, 8, 12 and 14).

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

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2010

These consolidated financial statements as at 31 December 2010 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $2,865,147 for the year ended 31 December 2010 (2009 - $202,692, 2008 - $57,829) and has working capital deficit of $786,295 at 31 December 2010 (2009 - $436,359).  These factors create substantial doubt as to the Company’s ability to continue as a going concern. As noted above, the Company is currently subject to a cease trade order which precludes it from issuing any securities. The Company is therefore unable to improve its financial condition by obtaining new financing. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

At December 31, 2010, the Company has suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, it is currently precluded from seeking additional sources of equity or debt financing by the cease trade order. Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On October 14, 2008, the Company acquired BML in exchange for $12,000 cash, 6,000,000 shares of the Company common stock valued at $3,000, a debenture in the face amount of $480,624 valued at fair value of $359,371 (Note 9) or  for  total  consideration  of  $374,371.

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

During the year ended December 31, 2010, the Company filed a lawsuit against HMC related to its interest in BML (Notes 5 and 12).  The Company has entered into a Settlement Agreement to settle litigation related to the ownership of BML and to rescind its acquisition of BML. More particularly, the 6,000,000 common shares issued by the Company in consideration for the acquisition will be cancelled and $75,000 of the $85,000 paid as part consideration for the acquisition will be returned to the Company. As at December 31, 2010, the Company retains title to BML.

On the Closing Date (July 3, 2012, the first business day after June 30, 2012) all parties to the Settlement Agreement, except those responsible to return the $75,000 to the Company tendered signed settlement documents. As a result, the Company cancelled the 6,000,000 common shares and commenced an action to recover the $75,000. The Company takes the position that until this sum is paid, it continues to hold title to Bullmoose Gold Mine Property through its ownership of all issued shares of BML (Notes 1, 5, 8, 12 and 14).

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2010

NOTE 4 – FURNITURE, FIXTURES AND OFFICE EQUIPMENTS

		Accumulated Depreciation and Write-down	Net book value
	Cost		December 31, 2010	December 31, 2009
	$	$	$	$

Furniture, fixtures and office equipments	15,763	15,763	-	5,165

During the year ended December 31, 2010, total additions to furniture, fixtures and office equipments were $Nil (December 31, 2009 – $Nil).  During the year ended December 31, 2010, total write down of furniture, fixtures and office equipments were $5,165 (December 31, 2009 - $Nil).

NOTE 5 – MINING PROPERTY

Bullmoose Gold Mine Property

On October 14, 2008, the Company acquired BML for total consideration of $421,390.  BML owns Mineral Lease #2775 plus 4 located mineral claims in the South MacKenzie Mining District, Northwest Territories, Canada (the “Bullmoose Gold Mine Property”).  The Company has recorded $421,199 in mineral property interest related to the Bullmoose Gold Mine Property (Notes 3 and 13).

During the year ended December 31, 2010, the Company filed a lawsuit against HMC related to its interest in BML.  The Company has entered into the Settlement Agreement underwhich the Company would rescind its acquisition of BML in exchange for the return of the 6,000,000 common shares previously issued to HMC and $75,000 of the $85,000 the Company had paid in consideration for the acquisition.

On the Closing Date (July 3, 2012, the first business day after June 30, 2012) all parties to the Settlement Agreement, except those responsible to return the $75,000 to the Company tendered signed settlement documents. As a result, the Company cancelled the 6,000,000 common shares and commenced an action to recover the $75,000. The Company takes the position that until this sum is paid, it continues to hold title to Bullmoose Gold Mine Property through its ownership of all issued shares of BML (Notes 1, 3, 8, 12 and 14).

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

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

NOTE 7 – NOTE PAYABLE

	December 31, 2010	December 31, 2009
	$	$

On June 20, 2010, the Company accepted a loan from a company owned by a family member of a director of the Company in the amount of $150,000 bearing interest at a rate of 10% per annum (Note 10). The loan is unsecured and is due on demand. During the year ended December 31, 2010, the Company accrued interest expense of $7,973 (2010 – $Nil) related to the note payable. The balance as at 31 December 2010 consists of principal of $150,000 (2010 – $Nil) and accrued interest of $7,973 (2009 – $Nil).	157,973	-

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

During the year ended December 31, 2010, the Company filed a lawsuit against HMC to protect its interest in BML. The Company is in the process of settling the lawsuit by rescinding the October 14, 2008 agreement under which the Company acquired BML. More particularly, 6,000,000 common shares issued by the Company in consideration for the acquisition will be cancelled and $75,000 of the $85,000 paid as part consideration for the acquisition will be returned to the Company. In addition, as part of the rescission, the debenture obligation of the Company to the seller of BML, will be released on closing.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2010

On the Closing Date (July 3, 2012, the first business day after June 30, 2012) all parties to the Settlement Agreement, except those responsible to return the $75,000 to the Company tendered signed settlement documents. As a result, the Company cancelled the 6,000,000 common shares and commenced an action to recover the $75,000. The Company takes the position that until this sum is paid, it continues to hold title to Bullmoose Gold Mine Property through its ownership of all issued shares of BML (Notes 1, 3, 5, 12 and 14).

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

vii.

On June 22, 2010, the Company issued 5,000,000 common shares valued at $0.43 per common shares for $2,150,000 for in relation to the Valentine Gold Claim. The Company is in the process of obtaining and cancelling these common shares as the Company has given up its interest in the Valentine Gold Claim (Notes 5 and 13).

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

During the year ended 31 December 2010, the Company accepted a loan from a company owned by a family member of a director of the Company in the amount of $150,000 bearing interest at a rate of 10% per annum (Note 7).

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

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2010

NOTE 12 – COMMITMENTS AND CONTINGENCIES

On October 14, 2008, the Company and HMC entered into a share purchase agreement in which the Company acquired 100% of the issued and outstanding shares of BML in exchange of $15,000 on execution, by $12,000 in cash and 6,000,000 shares of the Company’s common stock valued at $3,000 (Notes 3 and 8) (the “Share Purchase Agreement”).  Under the Share Purchase Agreement, the Company assumed the liabilities of BML totalling $535,126 to be paid over four years from the sale of the shares.  HMC could repossess BML shares if the Company failed to pay for the liabilities assumed.

On June 23, 2010, the Company acted to its detriment and made an $85,000 payment to HMC under the Share Purchase Agreement, implying the understanding that it was and would remain in good standing and HMC thereby waived any such default and is estopped from claiming otherwise.

On or about August 10, 2010, HMC purportedly sold the BML shares it previously had sold to the Company to Maple Management Investments Ltd. (“Maple”) in exchange for cash and shares of Maple.

On October 22, 2010, the Company has filed a lawsuit against HMC, Maple, a former officer of the Company and certain other companies controlled directly or indirectly by the former officer (the “Claim”) in which the Company seeks a declaration that the Company is the legal and beneficial owner of all issued and outstanding shares of BML (Note 3).

On November 17, 2010, HMC, a former officer of the Company and certain other companies controlled directly or indirectly by the former officer filed a counter claim against the Company and one of its directors (the “Counterclaim”). The Counterclaim alleges that the Company owes HMC, the sum of $32,765 under a service contract entered into in 2006. HMC also alleges that the Company defaulted on the Share Purchase Agreement. The Company has entered into the Settlement Agreement, the particulars of which are set out in Note 5. As a result, no accrual has been recorded related to the alleged amounts due to HMC.

On the Closing Date (July 3, 2012, the first business day after June 30 2012) all parties to the Settlement Agreement, except those responsible to return the $75,000 to the Company, tendered signed Settlement documents. As a result, the Company cancelled the 6,000,000 shares and commenced an action in the Supreme Court of British Columbia to recover the $75,000. The Company takes the position that until this sum is paid, it continues to hold title to the mineral properties through its ownership of all issued Bullmoose shares (Notes 1, 3, 5, 8 and 14).

As at December 31, 2010, the Company was still the owner of BML until the settlement closes.

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

During the year ended December 31, 2010, the Company recorded a provision for mineral property write-down of $421,199 and $2,250,000 related to the Bullmoose Gold Mine Property and Valentine Gold Claim, respectively (Note 5).

NOTE 14 – SUBSEQUENT EVENT

The following event occurred during the period from the year ended December 31, 2010 to the date the consolidated financial statements were available to be issued on July 25, 2012:

On August 16, 2011, the Company cancelled 5,000,000 common shares issued on June 25, 2010 in relation to the Valentine Gold Claim (Notes 5 and 9).

On July 5, 2012, the Company cancelled 6,000,000 common shares issued during the year ended December 31, 2008 in relation to the acquisition of BML (Notes 1, 3, 5, 8 and 12).

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2010

NOTE 15 – RESTATEMENT OF THE FINANCIAL STATEMENTS

The Company’s financial statements for the year ended December 31, 2010 have been restated to provide greater disclosure related to the Company’s ongoing lawsuit as detailed in Note 12 and to revise the disclosure related to note payable in the amount of $157,973 (the “Note Payable”). The Note Payable was previously disclosed as a loan from an unrelated party, which is now disclosed as a loan from a company owned by a family member of a director of the Company, and has been added to the related party transaction note in Note 10. There have been no other changes to the financial statements for the year ended December 31, 2010.

Exhibit 31

CERTIFICATION  PURSUANT TO SECTION 302 OF SARBANES- OXLEY ACT OF 2002

I, Carman Parente, certify that:

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

4. I am responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) for the registrant and have:

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

Date: July 25, 2012

/s/ Carman Parente

Carman Parente

President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

Exhibit 32.1

CERTIFICATION  PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Annual Report of NT Mining Corporation. on Form 10-K for the quarter ending December 31, 2010, as filed with the Securities  and Exchange  Commission  on the date hereof (the "Report"),  I, Carman Parente, Chief Executive  Officer and Chief Financial Officer of the Company,  certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley  Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements  of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Carman Parente

Carman Parente

President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

July 25, 2012

JAMES STAFFORD

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation of our report dated 2 November 2011, except for Notes 14 and 15, as to which the date is 25 July 2012, relating to the consolidated balance sheet of NT Mining Corporation as of 31 December 2010 and the related consolidated statements of operations, cash flows and changes in stockholders’ deficiency for the year then ended in this amended and restated Annual Report on Form 10-K.

/s/ James Stafford

Chartered Accountants

Vancouver, Canada

25 July 2012

Endnotes

James Stafford, Inc.

Chartered Accountants

Suite 350 – 1111 Melville Street

Vancouver, British Columbia

Canada V6E 3V6

Telephone +1 604 669 0711

Facsimile +1 604 669 0754

www.JamesStafford.ca

James Stafford, Inc.

Chartered Accountants

Suite 350 – 1111 Melville Street

Vancouver, British Columbia

Canada V6E 3V6

Telephone +1 604 669 0711

Facsimile +1 604 669 0754

www.JamesStafford.ca