Form 10-Q/A
period 2011-03-31
NT MINING Corp
filed 2012-09-19
CIK 1096759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No.1

(Mark One)
X	QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2011
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number: 94-33420647

NT MINING CORPORATION
(Exact name of registrant as specified in its charter)
NEVADA	94-3342064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
#106 – 1641 Lonsdale Ave., North Vancouver, BC Canada V7M 2J5
(Address of principal executive offices)	(Zip Code)
604-249-5001
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes ☐	No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

	Yes ☐	No ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer o
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)		Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
	Yes ☐	No ☒
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Not applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

	Yes ☐	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
47,596,826 common shares issued and outstanding as of June 13, 2012.

Explanatory Note

NT Mining Corporation (the “Company”) is filing this Amendment No. 1 to its previously filed quarterly report on Form 10-Q (the “Form 10-Q/A”) for the three month period ended March 31, 2011 that was filed with the Securities and Exchange Commission on April 3, 2012 (the “Form 10-Q”) in order to (1) restate its unaudited interim financial statements as of and for the three month period ended March 31, 2011, and (2) revise disclosure related to controls and procedures, legal proceedings and liquidity risks.

The information herein amends and supersedes the information contained in our quarterly report on the Form 10-Q. The affected financial statements and related financial information contained in our previously filed reports for those periods should no longer be relied upon and should be read only in conjunction with the restated financial information set forth herein.

NT MINING CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2011

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.   Interim Consolidated Financial Statements

The information in this report for the three months ended March 31, 2011, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which NT Mining Corporation ("NT Mining" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' deficiency and cash flows for those periods.

The interim consolidated financial statements should be read in conjunction with NT Mining’s consolidated financial statements and the notes thereto contained in the NT Mining's audited financial statements for the year ended December 31, 2010, in the Form 10-K filed with the SEC on December 1, 2011.

Interim results are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements start on the next page.

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

March 31, 2011

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

	March 31, 2011 (Restated)	December 31, 2010 (Audited)
	$	$
Assets

Cash and cash equivalents	591	956
Accounts receivable	41	41

	632	997

Mineral property interests (Note 4)	78,000	78,000

	78,632	78,997

Liabilities and stockholders' deficiency

Accounts payable and accrued liabilities (Note 5)	258,989	220,209
Current portion of debenture payable (Note 7)	353,099	349,821
Note payable (Note 6)	161,672	157,973
Due to related parties (Note 9)	59,100	59,289

	832,860	787,292

Debenture payable (Note 7)	99,727	96,819

	932,587	884,111

Stockholders' deficiency
Capital Stock (Note 8)
Authorized - 400,000,000 common shares, $0.001 par value
Issued and outstanding
March 31, 2011 – 52,596,826 common shares, $0.001 par value
December 31, 2010 - 52,596,826 common shares, $0.001 par value	52,596	52,596
Shares to be issued	60,000	60,000
Additional paid-in capital	9,268,602	9,268,602
Accumulated other comprehensive loss	(7,721)	(6,024)
Deficit, Accumulated during the exploration stage	(10,227,432)	(10,180,288)

	(853,955)	(805,114)

	78,632	78,997

The accompanying notes are an integral part of these interim consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

	For the three month period ended March 31, 2011 (Restated)	For the three month period ended March 31, 2010	For the period from the date of inception on February 10, 1997 to March 31, 2011 (Restated)
	$	$	$
Expenses
Selling, general and administrative expenses	29,974	36,293	323,868
Exploration and field expense	-	12,621	43,518
Royalty expense	-	36,000	72,000
Depreciation of furniture, fixtures and office equipment	-	258	4,923

Net loss before other items	(29,974)	(85,172)	(444,309)

Other items
Interest expense	(17,170)	(16,228)	(141,662)
Write-down of amounts receivable	-	-	(4,985)
Write-down of furniture, fixtures and office equipment	-	-	(5,165)
Write-down of deposit on mineral property (Note 4)	-	-	(2,593,199)

Net loss before discontinued operations	(47,144)	(101,400)	(3,189,320)

Discontinued operations	-	-	(7,038,112)

Net loss for the period	(47,144)	(101,400)	(10,227,432)

Basic and diluted loss per common share	(0.001)	(0.002)

Weighted average number of shares outstanding	52,596,826	47,596,826

Comprehensive loss
Net loss for the period	(47,144)	(101,400)	(10,227,432)
Foreign exchange translation	(1,697)	2,715	(7,721)

Total comprehensive loss for the period	(48,841)	(98,685)	(10,235,153)

Basic and diluted comprehensive loss per common share	(0.001)	(0.002)

The accompanying notes are an integral part of these interim consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Statements of Changes in Stockholders’ Deficiency

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

	Common Shares Issued	Amount	Shares to be issued	Paid-in Capital	Deficit, accumulated during the exploration stage	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Deficiency
		$		$	$	$	$
Balances, December 31, 2004	56	-	-	6,013,753	(6,088,963)	-	(75,210)
Shares returned for lease	(14)	-	-	-	-	-	-
Shares issued for services	854	-	-	8,030	-	-	8,030
Shares issued to settle debt	3,814	4	-	67,755	-	-	67,759
Shares sold for cash	10,000	10	-	9,990	-	-	10,000
Net loss for the year	-	-	-	-	(420,703)	-	(420,703)

Balances, December 31, 2005	14,710	14	-	6,099,528	(6,509,666)	-	(410,124)
Shares issued to settle debt	370	-	-	18,500	-	-	18,500
Shares issued for services	874	1	-	8,974	-	-	8,975
Net loss for the year	-	-	-	-	(528,446)	-	(528,446)

Balances, December 31, 2006	15,954	15	-	6,127,002	(7,038,112)	-	(911,095)
Shares issued to settle debt	75,168	75	-	485,730	-	-	485,805
Net loss for the year	-	-	-	-	(16,508)	-	(16,508)

Balances, December 31, 2007	91,122	90	-	6,612,732	(7,054,620)	-	(441,798)
Shares issued to settle debt	40,421,692	40,422	-	292,454	-	-	332,876
Shares issued to acquire
Bullmoose Mines Ltd.	6,000,000	6,000	-	(3,000)	-	-	3,000
Shares sold for cash	560,000	560	-	153,440	-	-	154,000
Net loss for the year	-	-	-	-	(57,829)		(57,829)
Foreign exchange translation	-	-	-	-	-	(72)	(72)

Balances, December 31, 2008	47,072,814	47,072	-	7,055,626	(7,112,449)	(72)	(9,823)
Shares issued to round out	12	-	-	-	-	-
Shares issued for cash	20,000	20	-	5,480	-	-	5,500
Shares issued for cash	200,000	200	-	24,800	-	-	25,000
Net loss for the year	-	-	-	-	(202,692)	-	(202,692)
Foreign exchange translation	-	-	-	-	-	72	72

Balances, December 31, 2009	47,292,826	47,292	-	7,085,906	(7,315,141)	-	(181,943)
Shares issued for cash	304,000	304	-	37,696			38,000
Shares to be issued for cash	-	-	60,000	-	-	-	60,000
Shares issued for mineral property	5,000,000	5,000	-	2,145,000	-	-	2,150,000
Net loss for the year	-	-	-	-	(2,865,147)	-	(2,865,147)
Foreign exchange translation	-	-	-	-	-	(6,024)	(6,024)

Balances, December 31, 2010	52,596,826	52,596	60,000	9,268,602	(10,180,288)	(6,024)	(805,114)
Net loss for the period	-	-	-	-	(47,144)	-	(47,144)
Foreign exchange translation	-	-	-	-	-	(1,697)	(1,697)

Balances, March 31, 2011(Restated)	52,596,826	52,596	60,000	9,268,602	(10,227,432)	(7,721)	(853,955)

The accompanying notes are an integral part of these interim consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

	For the three month period ended March 31, 2011 (Restated)	For the three month period ended March 31, 2010	For the period from the date of inception on February 10, 1997 to March 31, 2011 (Restated)
	$	$	$

Cash flows used in operating activities
Net loss for the period	(47,144)	(101,400)	(10,227,432)
Adjustments to reconcile loss to net cash used by operating activities
Depreciation	-	258	10,598
Imputed interest on debenture (Note 7)	6,186	8,566	105,056
Accrued interest expense (Notes 6 and 7)	10,918	-	28,933
Write-down of amounts receivable	-	-	4,985
Write-down of furniture, fixture and office equipment	-	-	5,165
Write-down of mineral property (Note 4)	-	-	2,593,199
Changes in operating assets and liabilities
(Increase) decrease in amounts receivable	-	19	(5,026)
(Increase) decrease in prepaid expense	-	(266)	26
Increase (decrease) in accounts payable and accrued liabilities (Notes 5 and 7)	31,561	(3,706)	108,797

	1,521	(96,529)	(7,375,699)

Cash flows used in investing activities
Purchase of furniture, fixtures, and office equipment	-	-	(15,763)
Cash acquisition of mineral property (Note 4)	-	-	(21,835)

	-	-	(37,598)

Cash flows from (used in) financing activities
Common shares issued for cash	-	38,000	7,171,198
Subscription received in advance (Note 8)	-	-	60,000
Note payable issued for cash (Note 6)	-	-	150,000
Increase (decrease) in due to related parties (Note 9)	(189)	54,503	40,411

	(189)	92,503	7,421,609

Effect of exchange rate changes on cash	(1,697)	2,715	(7,721)

Increase (decrease) in cash and cash equivalents	(365)	(1,311)	591

Cash and cash equivalents, beginning of period	956	2,124	-

Cash and cash equivalents, end of period	591	813	591

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

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

As part of the acquisition of Bullmoose, the Company is obligated to pay annual royalties of $36,000 and to pay down a debenture liability as disclosed in Note 7, in the December 31, 2010 year-end financial statements. Since the Company continues to retain title to the property as at March 31, 2011, these obligations continue to be reflected in the financial statements of the Company.

During the three month period ended March 31, 2011, the Company entered into an agreement to settle litigation related to ownership of the Mining Property and to rescind its acquisition of the Mining Property (the “Settlement Agreement”). More particularly, the 6,000,000 shares issued by the Company in consideration for the acquisition will be cancelled and $75,000 of the $85,000 paid as part consideration for the acquisition will be returned to the Company. This agreement is set to close on June 30, 2012. Until that date, and  afterwards, if the agreement does not close, the Company retains title to the Mining Property (Notes 3, 4, 7 and 11).

The Company is an exploration stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities”. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

These interim consolidated financial statements as at March 31, 2011 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $47,144 for the three month period ended March 31, 2011 (March 31, 2010 - $101,400) and has working capital deficit of $832,228 at March 31, 2011 (December 31, 2010 - $786,295).

The Company is subject to a cease trade order, which was pronounced by the British Columbia Securities Commission on August 18, 2009, by reason of the Company’s failure to file financial statements in British Columbia. The Company has applied to rescind the order, however, until the order is rescinded, the Company is prohibited from issuingsecurities and obtaining financing to fund its  ongoing needs. .

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

March 31, 2011

These factors create substantial doubt as to the Company’s ability to continue as a going concern.   There is no assurance that the Company will be successful in rescinding the cease trade order or otherwise carrying on its business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Effective February 2, 2005, the Company effected a one (1) for three hundred (300) reverse stock split.  Effective September 11, 2008, the Company effected a one (1) for two thousand (2,000) reverse stock split.  Effective March 15, 2010, the Company effected a two (2) for one (1) forward stock split.  All share and warrant amounts presented in the interim consolidated financial statements and in the notes thereto have been adjusted to reflect the reverse stock split (Note 8).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or until the cease trade order is rescinded, raise additional debt and/or equity capital.  However, if the cease trade order is rescinded, based on its prior demonstrated ability to raise capital, management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2011.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These interim consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At March 31, 2011, the Company has suffered losses from exploration stage activities to date.  Although management is currently attempting to obtain an order revoking the cease trade order and subsequently implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Principles of Consolidation

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary BML from the date of its acquisition on October 14, 2008.  All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable for an exploration stage company for financial information and are expressed in U.S. dollars.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

March 31, 2011

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

Foreign Currency Translation

The Company’s functional and reporting currency is U.S. dollars.  The interim consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters.”  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

March 31, 2011

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

Comprehensive income (loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and disclosure of comprehensive income (loss) and its components in the financial statements.  As at March 31, 2011, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the interim consolidated financial statements.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-12, “Comprehensive Income”. This update amends certain pending paragraphs in ASU No. 2011-05 “Presentation of Comprehensive Income”, to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. This update presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. As ASU 2011-05 relates only to the presentation of Comprehensive Income, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

March 31, 2011

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” to amend the accounting and disclosure requirements on fair value measurements.  This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.  Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.  ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after 15 December 2011.  The Company does not expect the adoption of this update will have a material effect on its financial statements.

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

On October 14, 2008, the Company acquired BML in exchange for $12,000 cash, 6,000,000 shares of the Company common stock valued at $3,000 (Notes 8 and 11), a debenture in the face amount of $480,624 valued at fair value of $359,371 (Note 7) or for total consideration of $374,371.

The purchase price allocation has been determined as follows:

Assets purchased:	$
Cash and cash equivalents	165
Prepaid expenses	26
Mineral property interests	421,199

Total assets acquired	421,390

Liabilities assumed:
Accounts payable	47,019

Net assets acquired	374,371

Purchase price	374,371

The related share purchase agreement also provides for payment of future royalties to the seller of BML equivalent to 6% of the Net Smelter Returns, as defined, from the Mining Property, with minimum royalty payments of $36,000 payable each year in advance on May 1.  The seller of BML was Hughes Maritime Corp. (“HMC”), owner of approximately 11.41% of the issued and outstanding common stock of the Company at March 31, 2011.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

March 31, 2011

During the year ended December 31, 2010, the Company filed a lawsuit against HMC related to its interest in BML (Notes 1, 4, 7 and 11).  During the three month period ended March 31, 2011, the Company entered into the Settlement Agreement to settle litigation related to ownership of the Mining Property and to rescind its acquisition of the Mining Property. More particularly, the 6,000,000 shares issued by the Company in consideration for the acquisition will be cancelled and $75,000 of the $85,000 paid as part consideration for the acquisition will be returned to the Company. This agreement is set to close on June 30, 2012. Until that date, and afterwards, if the agreement does not close, the Company retains title to the Mining Property.

NOTE 4 – MINING PROPERTY INTERESTS

Bullmoose Gold Mine Property

On October 14, 2008, the Company acquired BML for total consideration of $421,390.  BML owns Mineral Lease #2775 plus 4 located mineral claims in the South MacKenzie Mining District, Northwest Territories, Canada (the “Bullmoose Gold Mine Property”).

During the year ended December 31, 2010, the Company filed a lawsuit against HMC related to its interest in BML.  The Company has entered into an agreement under which the Company would renounce its interest in BML in exchange for the return of the 6,000,000 shares previously issued to HMC and $75,000 of the $85,000 it had paid in consideration for the acquisition (the “Settlement”) (Notes 1, 3, 7 and 11).

During the year ended December 31, 2010, the Company has recorded a provision for mineral property write-down of $343,199 to a carrying value of $78,000 related to the Bullmoose Gold Mine Property.

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

In order to exercise the option agreement and to earn its interest in the Valentine Gold Claim, the company shall:

i.

Issue 5,000,000 common shares to Mill Bay within 21 business days of approval of the agreement (issued) (Note 8);

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

Incur $750,000 within one year from July 1, 2012.

The Company has given up the interest in the Valentine Gold Claim and has cancelled the 5,000,000 common shares issued (Notes 8 and 14).

During the year ended December 31, 2010, the Company has recorded a provision for mineral property write-down of $2,250,000 related to the Valentine Gold Claim.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

March 31, 2011

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

Included in accounts payable and accrued liabilities is accrued interest of $27,709 related to debenture payable (31 December 2010 - $20,490) (Note 7). Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

NOTE 6 – NOTE PAYABLE

	March 31, 2011 (Restated)	December 31, 2010 (Audited)
	$	$

On June 20, 2010, the Company accepted a loan from a Company owned by a family member of a director of the Company in the amount of $150,000 bearing interest at a rate of 10% per annum. The loan is unsecured and is due on demand. During the three month period ended March 31, 2011, the Company accrued interest expense of $3,699 (March 31, 2010 – $Nil) related to the note payable. The balance as at March 31, 2011 consists of principal of $150,000 (December 31, 2010 – $150,000) and accrued interest of $11,672 (December 31, 2010 – $7,973).	161,672	157,973

NOTE 7 – DEBENTURE PAYABLE

Debenture payable at March 31, 2011 consists of:

$
Amount due October 14, 2009	120,624
Amount due October 14, 2010	120,000
Amount due October 14, 2011	120,000
Amount due October 14, 2012	120,000

Total face amount	480,624
Initial present value discount of $121,253
Less accumulated amortization of $93,455	(27,798)

Net value as at March 31, 2011	452,826
Current portion	353,099

Non-current portion	99,727

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

March 31, 2011

The  debenture,  which  was  issued  to  the  seller  of  BML  on  October  14,  2008,  did  not  provide  for  any  interest. Accordingly, the Company recorded the debenture at the $359,371 present value (discounted at a 12% annual interest rate) of the $480,624  total payments  due and is amortizing  the $121,253  debt discount as interest expense using the interest method over the four year term of the debenture (Note 3). As at March 31, 2011, the present value of the debenture is $452,826 (December 31, 2010 – $446,640). Interest is accrued at 12% per annum from the due date. During the three month period ended March 31, 2011, the Company accrued interest expense of $6,186 (March 31, 2010 - $8,566) (Note 5).

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

During the year ended December 31, 2010, the Company filed a lawsuit against HMC (Notes 1, 3, 4 and 11) to protect its interest in Bullmoose. The lawsuit has been settled by the rescission of the October 18, 2008 agreement under which the Company acquired Bullmoose. More particularly, 6,000,000 shares issued by the Company in consideration for the acquisition will be cancelled and $75,000 of the $85,000 paid as part consideration for the acquisition will be returned to the Company. In addition, as part of the rescission, the debenture obligation of the Company to the seller of BML, is released on closing. The Settlement Agreement is set to close on June 30, 2012.

NOTE 8 – STOCKHOLDERS’ EQUITY

Effective February 2, 2005, the Company effected a one (1) for three hundred (300) reverse stock split.  Effective September 11, 2008, the Company effected a one (1) for two thousand (2,000) reverse stock split.  Effective March 15, 2010, the Company effected a two (2) for one (1) forward stock split (Note 1).  All share and warrant amounts presented in the interim consolidated financial statements and in the notes thereto have been adjusted to reflect the reverse stock split.

Authorized

Authorized capital stock consists of 400,000,000 common shares with par value of $0.001 per share.

i.

During the year ended December 31, 2007, the Company issued 75,168 common shares to settle debt in the amount of $485,805.

ii.

During the year ended December 31, 2008, the Company issued 40,412,692 common shares (including 6,000,000 common shares to companies controlled by directors of the Company) to settle debt in the amount of $332,876.

iii.

On November 26, 2008, the Company issued 560,000 common shares to three investors at a price of $0.55 per common share for total cash proceeds of $154,000.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

March 31, 2011

iv.

During the year ended December 31, 2008, the Company issued 6,000,000 common shares at a valued at $3,000 related to the acquisition of BML (Notes 3 and 11).

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

vii.

On June 22, 2010, the Company issued 5,000,000 common shares valued at $0.43 per common shares for $2,150,000 for in relation to the Valentine Gold Claim. The Company is in the process of obtaining and cancelling these common shares as the Company has given up its interest in the Valentine Gold Claim (Notes 4 and 14).

viii.

At December 31, 2010, the outstanding debenture is convertible into up to 1,922,496 units consisting of one common share of the Company and 1,922,496 share purchase warrant (Note 7).  Each share purchase warrants entitles the holder to purchase an additional common share of the Company at a price of $0.60 per common share at any time from the exercise of the Conversion Option to two years thereafter.

Shares to Be Issued

During the year ended December 31, 2010, the Company received $60,000 for the purchase of 200,000 common shares in the Company.  These shares were yet to be issued by the Company as at March 31, 2011.

NOTE 9 – RELATED PARTY TRANSACTIONS

As at March 31, 2011, the amount due to related parties includes $23,862 (December 31, 2010 – $24,630) payable to a company controlled by a director and officer of the Company for exploration and field expenses paid on behalf of the Company.

As at March 31, 2011, the amount due to related parties includes $12,290 (December 31, 2010 – $11,711) payable to a director and officer of the Company related to unpaid consulting fees.

As at March 31, 2011, the amount due to related parties includes $2,948 (December 31, 2010 – $2,948) payable to a company controlled by a director and officer of the Company related unpaid management fees.

As at March 31, 2011, the amount due to related parties includes $20,000 (December 31, 2010 – $20,000) payable to a director and officer of the Company related unpaid management fees.

During the three month period ended March 31, 2011, the Company paid or accrued consulting fees of $Nil (March 31, 2010 – $3,000) to a director and officer of the Company.

During the three month period ended March 31, 2011, the Company paid or accrued management fees of $Nil (March 31, 2010 - $15,000) to a director and officer of the Company.

During the three month period ended March 31, 2011, the Company paid or accrued management fees of $Nil (March 31, 2010 – $10,500) to a company controlled by a director and officer of the Company.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

March 31, 2011

NOTE 10 - INCOME TAXES

The Company has losses carried forward for income tax purposes to March 31, 2011.  There are no current or deferred tax expenses for the three month period ended March 31, 2011 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended March 31, 2011 (Restated)	For the three month period ended March 31, 2010
	$	$

Deferred tax asset attributable to:
Current operations	(16,029)	(34,476)
Less: Change in valuation allowance	16,029	34,476

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at March 31, 2011 and December 31, 2010 are as follows:

	As at March 31, 2011 (Restated)	As at December 31, 2010 (Audited)
	$	$

Net income tax operating loss carryforward	10,227,432	10,180,288

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax assets	3,477,327	3,461,298
Less: Valuation allowance	(3,477,327)	(3,461,298)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

March 31, 2011

As at March 31, 2011, the Company has an unused net operating loss carry-forward balance of approximately $10,227,432 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2017 and 2031.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On October 14, 2008, the Company and HMC entered into a share purchase agreement in which the Company acquired 100% of the issued and outstanding shares of BML in exchange of $15,000 on execution, by $12,000 in cash and 6,000,000 shares of the Company’scommon stock valued at $3,000 (Notes 3 and 8) (the “Share Purchase Agreement”).  Under the Share Purchase Agreement, the Company assumed the liabilities of BML totalling $535,126 to be paid over four years from the sale of the shares.  HMC could repossess BML shares if the Company failed to pay for the liabilities assumed.

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

On October 22, 2010, the Company has filed a lawsuit against HMC in which the Company seeks a declaration that the Company is the legal and beneficial owner of all issued and outstanding shares of BML.

The Company has settled the dispute the particulars of which are set out in Note 4. (Notes 1, 3, 4 and 7).

A closing date of June 30, 2012 has been set for the implementation of the Settlement.  As at March 31, 2011, the Company is still the owner of BML until the Settlement closes.

NOTE 12 – SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	For the Three month period ended March 31, 2011 (Restated)	For the Three month period ended March 31, 2010	For the period from the date of inception on February 10, 1997 To March 31, 2011
	$	$	$

Cash paid during the period for interest	66	-	12,372
Cash paid during the period for income taxes	-	-	-

Non cash investing and financing activities
Common shares issued on acquisition of BML	-	-	421,390
Common shares issued on acquisition of Valentine Gold Claim	-	-	2,150,000
Common shares issued for debt	-	-	332,876

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

March 31, 2011

NOTE 13 – FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts payable, note payable and due to related parties approximate fair values due to the short term maturity of these financial instruments.

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies.  As a result, credit risk is considered insignificant.

Currency Risk

The Company’s major expenses and payables are in United State currency and are expected to continue to incur in United States currency.  Fluctuations in the exchange rate between the United States dollar and other currency may have a material effect on the Company’s business, financial condition and results of operations.  The Company does not actively hedge against foreign currency fluctuations.

Interest Rate Risk

The Company has non-interest paying cash balances and interest-bearing debt.  It is management’s opinion that the Company is not exposed to significant interest risk arising from these financial instruments.

Liquidity Risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at March 31, 2011, the Company had a working capital deficiency of $832,228 (December 31, 2010 – $786,295). The Company plans to improve its financial condition by obtaining new financing through loans. There is no assurance that the Company will be successful in accomplishing this objective.

NOTE 14 – SUBSEQUENT EVENT

The following event occurred during the period from the three month period ended March 31, 2011 to the date the interim consolidated financial statements were available to be issued on June 13, 2012:

On August 16, 2011, the Company cancelled 5,000,000 common shares issued on June 22, 2010 in relation to the Valentine Gold Claim (Notes 4 and 8).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF NT MINING FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011 SHOULD BE READ IN CONJUNCTION WITH NT MINING’S INTERIM CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q.

Our interim consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

NT Mining was incorporated in the state of Nevada on February 10, 1997.  Its wholly owned subsidiary, Bullmoose Mines Ltd. (“BML”), was incorporated in the Northwest Territories, Canada on February 29, 2000.  On October 14, 2008, the Company acquired BML.

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

Our Current Business

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

In 2011, the company settled litigation it had initiated to assert its interest in the Bullmoose mine.  Under the settlement the company’s acquisition of Bullmoose will be rescinded. More particularly, the 6,000,000 shares issued by the company as consideration for the acquisition will be cancelled and $75,000 of the $85,000 paid as part consideration for the acquisition, will be returned to the Company.  The closing date has been set for June 30, 2012.  Until that date and afterwards, if the settlement does not close, the company continues to retain title to Bullmoose.

The Company is subject to a cease trade order, which was pronounced by the British Columbia Securities Commission on August 18, 2009, by reason of the Company’s failure to file financial statements in British Columbia. The Company has applied to rescind the order, however, until the order is rescinded, the Company is prohibited from issuing securities. There is no assurance that the Company will be successful on its application to rescind the cease trade order.

Results of Operation – for the three months ended March 31, 2011 and 2010

REVENUE – NT Mining has not generated any revenues since inception.

EXPENSES - Total expenses were $47,144 for the three month period ended March 31, 2011.  Expenses had decreased for the current three month period as compared to the three month period ended March 31, 2010 – $101,400. A total of $3,189,320 in expenses has been incurred by NT Mining since inception on February 10, 1997 through to March 31, 2011 (excluding the expenses prior to discontinued operation).  The decrease in costs over this three month period has occurred because the Company has delayed exploration and field expense and royalty fees due to the litigation initiated to the assert its interest in the Bullmoose Mine.  The costs can be subdivided into the following categories.

1.

Selling, general and administrative expenses: $29,974 in general and administrative expenses was incurred for the three month period ended March 31, 2011 as compared to $36,293 for the three month period ended March 31, 2010, a decrease of $6,319, due to reduced administrative services.

2.

Exploration and field expenses: The Company  incurred exploration and field expenses of $Nil for the three month period ended March 31, 2011 as compared to $12,621 for the three month period ended March 31, 2010, a decrease of $12,621, due to the fact that acquisition of Bullmoose will be rescinded.

3.

Royalty expenses: $Nil in royalty expenses was incurred for the three month period ended March 31, 2011 as compared to $36,000 for the period ended March 31, 2010, a decrease of $36,000.

NT Mining plans to carefully control its expenses and overall costs. The Company does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Liquidity and Capital Resources

As noted above, the Company is currently subject to a cease trade order, prohibited it from issuing any securities.

During the three month period ended March 31, 2011, NT Mining satisfied its working capital needs by carefully managing its cash flow and deferring payments to its services vendors.  As March 31, 2011, the Company had cash and cash equivalents on hand in the amount of $591 (December 31, 2011 - $956) and current payable and accrued liabilities of $832,860 (December 31, 2010 - $787,292).  As March 31, 2011, NT Mining has $258,989 in accounts payable and accrued liabilities, $353,099 in current portion of debentures payable, $161,672 in note payable, and an additional $59,100 payable to related parties.  Given the current financial situation of NT Mining, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

To achieve our goals and objectives for the next 12 months, we plan to reduce operating expenses, delay exploration and mining expenditures, negotiate with creditors to defer payments.

Cash Used in Operating Activities

Operating activities for the three months ended March 31, 2011 and 2010 used cash of $176 and $97,840 net of foreign exchange effect, respectively, which reflect our recurring operating losses. Our net losses of $47,144 and $101,400 for the three months ended March 31, 2011 and 2010, respectively, were the primary reasons for our negative operating cash flow in both years. Our reporting negative operating cash flows for the three months ended March 31, 2011 was offset by imputed interest of $6,186 on debenture and accrued interest of $10,918 for the reporting period.

Cash Used in Investing Activities

For the three months ended March 31, 2011 and 2010, we used $Nil in investing activities.

Cash from Financing Activities

Net cash flows used in financing activities for the three months ended March 31, 2011 was $189. Net cash flows provided by financing activities for the three month ended March 31, 2010 was $92,503 mainly from related party loans.

Off-Balance Sheet Arrangement

As of March 31, 2011, NT Mining did not have any off-balance sheet arrangements.

Capital Expenditure

Capital expenditures for the three month period ended March 31, 2011, amounted to $Nil. NT Mining does not anticipate any significant purchase or sale of equipment over the next 12 months.

Critical Accounting Policies and Estimates

Our interim consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) applied on a consistent basis.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Principles of Consolidation

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary BML from the date of its acquisition on October 14, 2008.  All significant intercompany balances and transactions have been eliminated in consolidation.

Furniture, Fixtures, and Office Equipment

Furniture, fixtures, and office equipment are stated at cost less accumulated depreciation.  Additions are capitalized and maintenance and repairs are charged to expense as incurred.   Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Foreign Currency Translation

The Company’s functional and reporting currency is U.S. dollars.  The interim consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters.”  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, note payable and debenture payable.  The fair value of cash and cash equivalents, accounts payable and note payable approximates their carrying amounts  reported  in the  balance  sheets  due  to the  short  term  maturity  of these  instruments  or based  upon  market quotations of instruments with similar interest rates and similar maturities.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-12, “Comprehensive Income”.  This update amends certain pending paragraphs in ASU No. 2011-05 “Presentation of Comprehensive Income”, to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”.  This update presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. As ASU 2011-05 relates only to the presentation of Comprehensive Income, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” to amend the accounting and disclosure requirements on fair value measurements.  This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.  Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.  ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after 15 December 2011.  The Company does not expect the adoption of this update will have a material effect on its financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our chief executive officer and our chief financial officer, Carman Parente, to allow for timely decisions regarding required disclosure.  Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Carman Parente, our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2011. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were  not effective as of March 31, 2011.However, the Company has since taken steps to remedy certain identified deficientecis in its disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2011 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 22, 2010, the company initiated a claim in the Supreme Court of British Columbia against a former officer of the Company and certain other companies controlled directly or indirectly by the former officer, to assert its interest in Bullmoose. On October 14, 2008 the Company had acquired Bullmoose as described in Note 3 to the attached consolidated financial statements.  However,  on or about August 10, 2010, the Company and its directors and officers other than the defendant discovered that that Defendant had apparently taken steps to sell the Company’s interest in Bullmoose to a third party in which that Defendant had a significant interest.

As of this date, a settlement has been reached underwhich the company’s acquisition of Bullmoose will be rescinded.  More particularly, the 6,000,000 shares issued by the company as consideration for the acquisition will be cancelled and $75,000 of the $85,000 as part consideration for the acquisition, will be returned to the company.  A closing date of June 30, 2012 has been set.  The company continues to retain title to Bullmoose as of March 31, 2011 and until the settlement closes and afterwards, if the settlement does not close.

We know of no other material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any other material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

As noted above, the Company is currently subject to a cease trade order, prohibited it from issuing any securities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

None.

Use of Proceeds from Unregistered Securities

Not Applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5.  Other Information

No items to disclose.

Item 6.  Exhibits

Exhibit Number	Exhibit Title
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 13, 2012

NT MINING CORPORATION
BY:	/s/ Carman Parente
Carman Parente, Chief Executive Officer, Chief Financial Officer and a Member of the Board of Directors

EXHIBIT 31.1

CERTIFICATIONS

I, Carman Parente, certify that:

1.       I have reviewed this Form 10-Q of NT Mining Corporation;

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

4.       The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

(a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)     Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)     Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.       The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

 (a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 13, 2012	/s/ Carman Parente
Carman Parente, Chief Executive Officer

EXHIBIT 31.1

CERTIFICATIONS

I, Carman Parente, certify that:

1.       I have reviewed this Form 10-Q of NT Mining Corporation;

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

4.       The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

(a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)     Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)     Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.       The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

 (a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 13, 2012	/s/ Carman Parente
Carman Parente, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND

CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of NT Mining Corporation for the quarter ended March 31, 2011, I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)

the Quarterly Report on Form 10-Q of NT Mining Corporation for the quarter ended March 31, 2011, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, fairly presents in all material respects, the financial condition and results of operations of NT Mining Corporation.

Dated: June 13, 2012	/s/ Carman Parente
Carman Parente, Chief Executive Officer
Dated: June 13, 2012	/s/ Carman Parente
Carman Parente, Chief Financial Officer