Form 10-K
period 2011-12-31
NT MINING Corp
filed 2012-09-19
CIK 1096759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2011
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

PART I

Item 1. Business

The Company changed its business focus during 2007 and in 2008 and completed the changeover to mining exploration and development, which was the concept utilized when the Company was incorporated.  In order to complete the transformation, the Company completed a reverse stock split during 2008, settled the majority of its liabilities through a share exchange for debt and acquired a privately held Canadian mining corporation with a single mining asset, former Gold Producer, The Bullmoose Mine, located in the Northwest Territory of Canada. In 2009 and 2010, the company completed a limited program on the mining properties in Canada, sufficient to maintain the lease and mineral claims in good standing.

The Company has since entered into a Settlement Agreement to rescind its interest in Bullmoose (see Item 3 – Legal Proceedings).

Item 1A. Risk Factors

We are subject to a number of risks and uncertainties that could materially harm our business or inhibit our strategic plans. Before investing in our common stock, you should carefully consider the following:

•

we have a history of losses and may not be able to operate profitably or sustain positive cash flow in future periods;

•

we face competition in our markets and we expect this competition to intensify; and

•

we received a going concern opinion from our independent auditors report accompanying our December 31, 2011 and December 31, 2010 consolidated financial statements.

•

The Company is subject to a cease trade order, which was pronounced by the British Columbia Securities Commission on August 18, 2009 by reason of the Company’s failure to file financial statements in British Columbia. The Company has applied to rescind the Order, however, until the Order is rescinded, the Company is prohibited from issuing securities. There is no assurance that the Company will be successful on its application to rescind the cease trade order.

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

Item 3. Legal Proceedings

On October 22, 2010, the Company initiated a claim in the Supreme Court of British Columbia against a former officer of the Company and certain other companies controlled directly or indirectly by the former officer, to assert its interest in Bullmoose. On October 14, 2008, the Company had acquired Bullmoose as described in Note 3 to the attached consolidated financial statements.  However,  on or about August 10, 2010, the Company and its directors and officers other than the defendant discovered that that Defendant had apparently taken steps to sell the Company’s  interest in Bullmoose to a third party in which that Defendant had a significant interest.

On or about December 15, 2010, the Company entered into a settlement agreement underwhich the Company’s acquisition of Bullmoose will be rescinded (the “Settlement Agreement”).  More particularly, the 6,000,000 shares issued by the company as consideration for the acquisition will be cancelled and $75,000 of the $85,000 as part consideration for the acquisition, will be returned to the Company.  The Company continues to retain title to Bullmoose as of December 31, 2011.

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

Item 4. Mine Safety Disclosures

Not applicable.

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

Quarter Ended(1)	High	Low
December 31, 2011	$0.0100	$0.0004
September 30, 2011	$0.0180	$0.0020
June 30, 2011	$0.0290	$0.0115
March 31, 2011	$0.0350	$0.0150
December 31, 2010	$0.0495	$0.0250
September 30, 2010	$0.3350	$0.0500
June 30, 2010	$0.5360	$0.2610
March 31, 2010	$0.4300	$0.0537
Notes:
(1)	The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

As noted above, the Company is currently subject to a cease trade order, which prohibits it from issuing any securities.

Results of Operation - For the year ended December 31, 2011 and 2010

Revenue – NT Mining has not generated any revenues since inception.

Expenses – Total expenses in the amount of $209,426 were recorded for the year ended December 31, 2011, as compared to expenses of $190,507 for the year ended December 31, 2010. The decrease in expenses for the year ended December 31, 2011, as compared to the year ended December 31, 2010, is primarily attributable to the reduction in exploration and field expenses. The costs can be subdivided into the following categories.

1.

Selling, general and administrative expenses: $173,426 in general and administrative expenses was incurred for the year ended December 31, 2011 as compared to $130,213 for the year ended December 31, 2010, an increase of $43,213, due to increase in legal fees and management fees offset by reduction in consulting, accounting, administration and promotional services.

2.

Exploration and field expenses: The Company incurred exploration and field expenses of $Nil for the year ended December 31, 2011 as compared to $24,294 for the year ended December 31, 2010, a decrease of $24,294, due to the fact that acquisition of Bullmoose will be rescinded.

3.

Royalty expenses: $36,000 in royalty expenses was incurred for the year ended December 31, 2011 as compared to $36,000 for the year ended December 31, 2010.

NT Mining plans to carefully control its expenses and overall costs. The Company does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Liquidity and Capital Resources

As noted above, the Company is currently subject to a cease trade order, prohibiting it from issuing any securities.

During the year ended December 31, 2011, NT Mining satisfied its working capital needs by carefully managing its cash flow and deferring payments to its services vendors.  As December 31, 2011, the Company had cash and cash equivalents on hand in the amount of $1,136 (2010 - $956) and current payable and accrued liabilities of $1,073,784 (2010 - $787,292).  As at December 31, 2011, NT Mining has $317,783 (2010 - $220,209) in accounts payable and accrued liabilities, $469,785 (2010 - $349,821) in current portion of debentures payable, $172,973 (2010 - $157,973) in note payable, and an additional $113,243 (2010 - $59,289) payable to related parties.  Given the proposed business activities of NT Mining, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

To achieve our goals and objectives for the next 12 months, we plan to reduce operating expenses, delay exploration and mining expenditures, negotiate with creditors to defer payments.

Cash Used in Operating Activities

Operating activities for the year ended December 31, 2011 and 2010 used cash of $53,774 and $170,850 net of foreign exchange effect, respectively, which reflect our recurring operating losses. Our net losses of $189,741 and $2,865,147 for the years ended December 31, 2011 and 2010, respectively, were the primary reasons for our negative operating cash flow in both years. Our reporting negative operating cash flows for the year ended December 31, 2011 was offset by imputed interest of $23,145 on debenture and accrued interest of $46,995. We reported a write-off of accounts payable in the amount of $90,000 during the year ended 31 December 2011 related to a mineral property option agreement dated June 22, 2010 in which the Company could acquire 100% interest in certain mineral property interest located in Vancouver, British Columbia, Canada (the “Valentine Gold Claim”). Our reporting negative operating cash flows for the year ended December 31, 2010 was offset by imputed interest of $45,669 on debenture, accrued interest of $18,015, write-down of accounts receivable of $4,985, write-down of furniture, fixture and office equipment of $5,165 and write-down of mineral property of $2,593,199.

Cash Used in Investing Activities

For the year ended December 31, 2011, we used $Nil in investing activities as compared to $10,000 for the year ended December 31, 2010. The $10,000 was related to acquisition of the Valentine Gold Claim.

Cash from Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2011 was $53,954, mainly from related parties. Net cash flows provided by financing activities for the year ended December 31, 2010 was $179,682 mainly from issuance of shares and note payable and subscription received in advance.

Off-Balance Sheet Arrangement

As of December 31, 2011 and 2010, NT Mining did not have any off-balance sheet arrangements.

Capital Expenditure

Capital expenditures for the years ended December 31, 2011 and 2010, amounted to $Nil. NT Mining does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

Going Concern

The Company has incurred net losses for the period from inception on February 10, 1997 to December 31, 2011 of $10,370,029 and has no source of revenue. The continuity of the Company’s future operations is dependent on its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties.

As noted above, the Company is currently subject to a cease trade order, which prohibits it from issuing any securities. The Company has applied to rescind the order, however, until the order is rescinded, the Company is prohibited from issuing securities and obtaining financing to fund its ongoing needs.

These factors create substantial doubt as to the Company’s ability to continue as a going concern.

Critical Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary BML from the date of its acquisition on October 14, 2008.  All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

The Company’s functional and reporting currency is U.S. dollars.  The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters.”  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Long-Lived Assets

Long-lived assets, including mining property, are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

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

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and disclosure of comprehensive income (loss) and its components in the financial statements.  As at December 31, 2011, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the consolidated financial statements.

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

Financial instruments

The carrying values of cash and cash equivalents, accounts payable, debenture payable, note payable and due to related parties approximate fair values due to the short term maturity of these financial instruments.

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies.  As a result, credit risk is considered insignificant.

Currency Risk

The Company’s major expenses and payables are in United States currency and are expected to continue to incur in United States currency.  Fluctuations in the exchange rate between the United States dollar and other currency may have a material effect on the Company’s business, financial condition and results of operations.  The Company does not actively hedge against foreign currency fluctuations.

Interest Rate Risk

The Company has non-interest paying cash balances and interest-bearing debt with interest rates fixed at 10% to 12%.  It is management’s opinion that the Company is not exposed to significant interest risk arising from these financial instruments.

Liquidity Risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at December 31, 2011, the Company had a working capital deficit of $1,072,607 (2010 – $786,295). The Company plans to improve its financial condition by obtaining new financing through loans. There is no assurance that the Company will be successful in accomplishing this objective.

Acquisition of Bullmoose Mines Ltd.

In 2008, the Company acquired all of the outstanding common shares of a Canadian corporation, Bullmoose Mines Ltd, which holds title to the former Gold Producer, the Bullmoose Mine, located in the Northwest Territory for cash, shares and the assumption of debt.

On October 22, 2010, the Company initiated a Claim in the Supreme Court of British Columbia against a former officer of the Company and certain other companies controlled directly or indirectly by the former officer, to assert its interest in Bullmoose. On October 14, 2008, the Company had acquired Bullmoose as described in Note 3 to the attached consolidated financial statements. However, on August 10, 2010, the Company and its directors and officers, other than the Defendant discovered that the Defendant had apparently taken steps to sell the Company’s interest in Bullmoose to a third party in which that Defendant had a significant interest.

On or about December 15, 2010, the Company entered into a Settlement Agreement underwhich the Company’s acquisition of Bullmoose will be rescinded. More particularly, the 6,000,000 shares issued by the Company as consideration for the acquisition will be cancelled and $75,000 of the $85,000 as part consideration for the acquisition, will be returned to the Company.

On the Closing Date (July 3, 2012, the first business day after June 30, 2012) all parties to the Settlement Agreement, except those responsible to return the $75,000 to the Company, tendered signed Settlement documents. As a result, the Company cancelled the 6,000,000 shares and commenced an action to recover the $75,000. The Company takes the position that until this sum is paid, it continues to hold title to the mineral properties through its ownership of all issued Bullmoose shares.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” (as defined in Item 10(f) of Regulation S-K), our Company is not required to provide information required by this Item.

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

Carman Parente, our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2011. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2011. However, the Company has since taken steps to remedy certain identified deficiencies in its disclosure controls and procedures.

There were no changes in our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names of all directors and executive officers of the Company as of July 25, 2012 and December 31, 2011.  These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Position	Date Appointed

Jordan S. Wangh	Director	April 28, 2006
Richard A. Fesiuk	Director	December 12, 2007
Carman Parente	President, CEO, CFO, Treasurer and Director	May 16, 2011

Mr. Carman Parente

Mr. Carman Parente is a business and financial consultant and since 1993 has been working with numerous Canadian and US private and public venture capital companies, in a variety of industries which include manufacturing, internet technology, precious mineral exploration and oil and gas drilling, specifically in the area of financing. Mr. Parente currently owns and operates a nutrecuticle distribution company operating throughout Canada as well as being a managing partner in a functional food processing venture. Mr. Parente is also a partner in a five and half acre greenhouse facility in the Vancouver lower mainland. As well Mr. Parente is currently president and director of Carbon Products Industries, Inc., a US based non-trading company exploring the carbon trading markets with specific focus on local based initiatives for creating carbon credits. Mr. Parente holds a Diploma of Technology in Operations Management from British Columbia Institute of Technology as well as his C.I.M. Designation, Canadian Institute of Management, Ottawa.

Jordan S. Wangh

Mr. Jordan S. Wangh has been the Chief Executive Officer and President of World Web Publishing.com Corp., since January 4, 2008. Mr. Wangh serves as the President/Owner of Omnexis Consulting Corporation, which he founded in 2005 to provide financial and public company consulting services. He served as the Chief Executive Officer of NT Mining Corp. since April 28, 2006 until May 16, 2011. He served as the President of NT Mining Corp. from September 2008 to May 16, 2011. ... In the past five years, he has held a variety of positions in sales, management, software development and IT consulting. From 2002 to 2005, he served as the North America Sales Manager of Comony Enterprise. As a Software Designer and Developer for Sony Electronics from 2000 to 2003, Mr. Wangh designed, built and developed customized product systems based on client consultation. He has been a Director of World Web Publishing.com Corp., since January 4, 2008. Mr. Wangh holds a BS in Computer Engineering from Santa Clara University in 1999.

Richard A. Fesiuk

Mr. Richard Albert Fesiuk serves as the President of Atrypa Gold Corp. Mr. Fesiuk served as the Chief Financial Officer and Secretary of NT Mining Corp. from December 12, 2007 to May 16, 2011. Previously, he served as a Director or Officer of several TSX Venture-listed companies, including General Energy Corp. and Avance International Inc. He served as Treasurer of NT Mining Corp. from September 2008 to May 16, 2011. His experience in the mining industry is extensive, ... encompassing all phases of exploration, development and production throughout North and South America. He has conducted research for innovative mineral extraction methods involving jigs of various types and has constructed and repaired mineral concentration equipment through his previous experience as a heavy duty mechanic. Mr. Fesiuk has been a Member of Advisory Board at Auric Mining Company since April 29, 2011.

Significant Employees

We have no significant employees other than our officers and our directors.

Family Relationships

There are currently no family relationships between any of the members of our board of directors or our executive officers.

Item 11. Executive Compensation.

Summary of Compensation of Executive Officers

The following table summarizes the compensation paid to our President and Chief Executive Officer during the last three complete fiscal years.  No other officer or director received annual compensation in excess of $8,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Award ($)	Non-Equity Incentive Plan ($)	Nonquali-fied Deferred Comp. ($)	All Other Comp. ($)	Total ($)
Jordan S. Wangh (1) Director	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	Nil	Nil	Nil	Nil	Nil	Nil	36,000	36,000
	2009	Nil	Nil	Nil	Nil	Nil	Nil	31,500	31,500
Richard A. Fesiuk (2) Director	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	Nil	Nil	Nil	Nil	Nil	Nil	12,000	12,000
	2009	Nil	Nil	Nil	Nil	Nil	Nil	8,000	8,000
Carman Parente (3) President, CEO, CFO, Treasurer and Director	2011	Nil	Nil	Nil	Nil	Nil	Nil	33,600	33,600
	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Notes:
(1)

Mr. Jordan S. Wangh was a director as at December 31, 2011.  Mr. Wangh or entities controlled by him were paid or accrued management fees during the fiscal years ended December 31, 2010 and 2009. Mr. Wangh resigned as President and CEO on May 16, 2011.

(2)

Mr. Richard A. Fesiuk was a director as at December 31, 2011.  Mr. Fesiuk or entities controlled by him were paid or accrued management fees during the fiscal years ended December 31, 2010 and 2009. Mr. Fesiuk resigned as Treasurer and CFO on May 16, 2011.

(3)

Mr. Carman Parente was appointed to the office of president, CEO, CFO, treasurer and director on May 16, 2011. Mr. Parente or entities controlled by him were paid or accrued management fees during the fiscal years ended December 31, 2011.

As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer's employment with our Company, from a change in control of our Company or a change in such officer's responsibilities following a change in control.

Compensation of Directors for Year Ended December 31, 2011

Set forth below is a summary of the compensation paid to each person that served as a director in the year ended December 31, 2011.

Director Compensation
Name	Fees Earned Or Paid in Cash ($)	Stock Award ($)	Option Award ($)	All Other Compensation ($) (2)	Total ($)
Jordan S. Wangh	Nil	Nil	Nil	Nil	Nil
Richard A. Fesiuk	Nil	Nil	Nil	Nil	Nil
Carman Parente (1)	Nil	Nil	Nil	33,600	33,600
Notes:
(1)					Mr. Carman Parente was appointed to serve as a director on May 16, 2011.
(2)

The amounts listed under the Column entitled “All Other Compensation” in the “Director Compensation” table relate to management fees earned during the period reported by the officers, or entities controlled by the officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, to the best knowledge of the Company as of July 25, 2012 with respect to each director and officer and management as a group and any holder owning more than 5% of the outstanding common stock.

Name and Address	Position	Class of Shares	Number of Shares	Percentage Note (1)

Jordan S. Wangh (Note 2) 809 - 9171 Ferndale Road Richmond, BC V6Y 1X4 Canada	Director	Common	4,200,000	10.10%
Richard A. Fesiuk (Note 3) 213 - 7110 - 133rd Street Surrey, BC V3W 7Z7 Canada	Director	Common	4,040,000	9.71%
Management as a Group		Common	8,240,000	19.81%
Others of record owning 5% or more
CEDE & Co PO Box 222, Bowling Green Station, New York, NY 10274, USA		Common	21,797,682	52.40%

Notes:
(1)	The above percentages are based on 41,596,826 shares of common stock outstanding as of July 25, 2012.
(2)	3,000,000 shares are held by Capcora Investment Corp., a BC Canadian Company owned by Jordan S. Wangh, who also holds 1,200,000 shares directly for a total of 4,200,000.
(3)	3,000,000 shares are held by Atrypa Gold Corp., a BC Canadian Company controlled by Richard A. Fesiuk, who also holds 1,040,000 shares directly for a total of 4,040,000.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As at December 31, 2011, the amount due to related parties includes $23,080 (2010 – $24,630) payable to Atrypa Gold Corp., a company controlled by Mr. Richard A. Fesiuk, for exploration and field expenses paid on behalf of the Company.

As at December 31, 2011, the amount due to related parties includes $11,625 (2010 – $11,711) payable to Mr. Richard A. Fesiuk related to unpaid consulting fees.

As at December 31, 2011, the amount due to related parties includes $2,948 (2010 – $2,948) payable to Omnexis Consulting Corporation, a company controlled by Mr. Jordan S. Wangh, related unpaid management fees.

As at December 31, 2011, the amount due to related parties includes $20,000 (2010 – $20,000) payable to Mr. Jordan S. Wangh related unpaid management fees.

As at December 31, 2011, the amount due to related parties include $100 (2010 – $Nil) payable to 627073 BC Ltd., a company controlled by Mr. Carman Parente related to expenses paid on behalf of the Company.

As at December 31, 2011, the amount due to related parties include $21,890 (2010 – $Nil) payable to Mr. Carman Parente related to expenses paid on behalf of the Company.

As at December 31, 2011, the amount due to related parties include $33,600 (2010 – $Nil) payable to 567147 BC Ltd., a company controlled by Mr. Carman Parente related to unpaid management fees.

During the year ended December 31, 2011, the Company paid or accrued consulting fees of $Nil (2010 – $12,000, 2009 – $8,000) to Mr. Richard A. Fesiuk, a director of the Company.

During the year ended December 31, 2011, the Company paid or accrued management fees of $Nil (2010 – $15,000, 2009 – $Nil) to Mr. Jordan S. Wangh, a director of the Company.

During the year ended December 31, 2011, the Company paid or accrued management fees of $Nil (2010 – $21,000, 2009 – $31,500) to Omnexis Consulting Corporation, a company controlled by Mr. Jordan S. Wangh.

During the year ended December 31, 2011, the Company paid or accrued management fees of $33,600 (2010 – $Nil, 2009 – $Nil) to 567147 BC Ltd., a company controlled by Mr. Carman Parente, Chief Executive Officer of the Company.

During the year ended 31 December 2010, the Company accepted a loan from a company owned by a family member of a director of the Company in the amount of $150,000 bearing interest at a rate of 10% per annum.

Item 14. Principal Accounting Fees and Services

The following table is a summary of the fees billed to the Company by the auditors for professional services for the fiscal years ended December 31, 2011 and 2010.

Fee Category	Fiscal 2011 Fees	Fiscal 2010 Fees
	($)	($)
Audit Fees	9,813	10,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	9,813	10,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number and Exhibit Title

31	Certificate of CEO and CFO as Required by Rule 13a-14(a)/15d-14
32	Certificate of CEO and CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
33	Consent of independent Registered Public Accounting Firm

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NT Mining Corporation
By:	/s/ “Carman Parente”
Carman Parente, President, CEO and Member of the Board of Directors
Date:	July 25, 2012

Pursuant  to the  requirements  of the  Securities  Exchange  Act of 1934,  this report  has been  signed  below  by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NT Mining Corporation
By:	/s/ “Carman Parente”
Carman Parente, President, CEO and Member of the Board of Directors
Date:	July 25, 2012

NT MINING CORPORATION Index to Financial Statements
Report of Independent Registered Public Accounting Firm	22
Financial Statements:
Consolidated Balance Sheets as of December 31, 2011 and 2010	23
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 and for the period from the date of inception on February 10, 1997 to December 31, 2011 (unaudited)	24
Consolidated Statements of Changes in Stockholders’ Deficiency for the years ended December 31, 2005 through 2011	25
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and for the period from the date of inception on February 10, 1997 to December 31, 2011 (unaudited)	26
Notes to Consolidated Financial Statements	27

NT MINING CORPORATION

(An Exploration Stage Company)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2011

JAMES STAFFORD

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NT Mining Corporation

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of NT Mining Corporation (An Exploration Stage Company) (the “Company”) as of 31 December 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 December 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ James Stafford

Chartered Accountants

Vancouver, Canada

25 July 2012

NT MINING CORPORATION

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	December 31, 2011	December 31, 2010
	$	$
Assets

Cash and cash equivalents	1,136	956
Accounts receivable	41	41

	1,177	997

Mineral property interests (Note 4)	78,000	78,000

	79,177	78,997

Liabilities

Accounts payable and accrued liabilities (Note 5)	317,783	220,209
Current portion of debenture payable (Note 7)	469,785	349,821
Note payable (Note 6)	172,973	157,973
Due to related parties (Note 9)	113,243	59,289

	1,073,784	787,292

Debenture payable (Note 7)	-	96,819

	1,073,784	884,111

Stockholders' Deficiency
Capital stock (Note 8)
Authorized - 400,000,000 common shares, $0.001 par value
Issued and outstanding
December 31, 2011 – 47,596,826 common shares, $0.001 par value
December 31, 2010 – 52,596,826 common shares, $0.001 par value	47,596	52,596
Shares to be issued	60,000	60,000
Additional paid-in capital	9,273,602	9,268,602
Accumulated other comprehensive loss	(5,776)	(6,024)
Deficit, accumulated during the exploration stage	(10,370,029)	(10,180,288)

	(994,607)	(805,114)

	79,177	78,997

Nature and Continuance of Operations (Note 1), Commitments and Contingencies (Note 11) and Subsequent Event (Note 14)

On behalf of the Board:

“Carman Parente”

Director

Carman Parente

The accompanying notes are an integral part of these consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

For the year ended December 31, 2011		For the year ended December 31, 2010	For the year ended December 31, 2009	For the period from the date of inception on February 10, 1997 to December 31, 2011 (Unaudited)
	$	$	$	$
Expenses
Selling, general and administrative expenses	173,426	130,213	102,309	467,320
Exploration and field expense	-	24,294	19,224	43,518
Royalty expense	36,000	36,000	36,000	108,000
Depreciation of furniture, fixtures and office equipment	-	-	1,291	4,923

Net loss before other items	(209,426)	(190,507)	(158,824)	(623,761)

Other items
Interest expense (Notes 6 and 7)	(70,315)	(71,291)	(43,868)	(194,807)
Write-down of amounts receivable	-	(4,985)	-	(4,985)
Write-down of furniture, fixtures and office equipment	-	(5,165)	-	(5,165)
Write-down of deposit on mineral property (Note 4)	-	(2,593,199)	-	(2,593,199)
Write-off of accounts payable (Notes 4 and 5)	90,000	-	-	90,000

Net loss before discontinued operations	(189,741)	(2,865,147)	(202,692)	(3,331,917)

Discontinued operations	-	-	-	(7,038,112)

Net loss for the period	(189,741)	(2,865,147)	(202,692)	(10,370,029)

Basic and diluted loss per common share	(0.004)	(0.057)	(0.004)

Weighted average number of shares outstanding	50,706,415	50,229,001	47,121,148

Comprehensive loss
Net loss for the period	(189,741)	(2,865,147)	(202,692)	(10,370,029)
Foreign exchange translation	248	(6,024)	72	(5,776)

Total comprehensive loss for the period	(189,493)	(2,871,171)	(202,620)	(10,375,805)

Basic and diluted comprehensive loss per common share	(0.004)	(0.057)	(0.004)

The accompanying notes are an integral part of these consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Deficiency

(Expressed in U.S. Dollars)

	Common shares issued	Amount	Shares to be issued	Paid-in capital	Deficit, accumulated during the exploration stage	Accumulated other comprehensive income (Loss)	Stockholders’ deficiency
		$	$	$	$	$	$
Balances, December 31, 2004	56	-	-	6,013,753	(6,088,963)	-	(75,210)
Shares returned for lease	(14)	-	-	-	-	-	-
Shares issued for services	854	-	-	8,030	-	-	8,030
Shares issued to settle debt	3,814	4	-	67,755	-	-	67,759
Shares sold for cash	10,000	10	-	9,990	-	-	10,000
Net loss for the year	-	-	-	-	(420,703)	-	(420,703)

Balances, December 31, 2005	14,710	14	-	6,099,528	(6,509,666)	-	(410,124)
Shares issued to settle debt	370	-	-	18,500	-	-	18,500
Shares issued for services	874	1	-	8,974	-	-	8,975
Net loss for the year	-	-	-	-	(528,446)	-	(528,446)

Balances, December 31, 2006	15,954	15	-	6,127,002	(7,038,112)	-	(911,095)
Shares issued to settle debt	75,168	75	-	485,730	-	-	485,805
Net loss for the year	-	-	-	-	(16,508)	-	(16,508)

Balances, December 31, 2007	91,122	90	-	6,612,732	(7,054,620)	-	(441,798)
Shares issued to settle debt	40,421,692	40,422	-	292,454	-	-	332,876
Shares issued to acquire
Bullmoose Mines Ltd.	6,000,000	6,000	-	(3,000)	-	-	3,000
Shares sold for cash	560,000	560	-	153,440	-	-	154,000
Net loss for the year	-	-	-	-	(57,829)		(57,829)
Foreign exchange translation	-	-	-	-	-	(72)	(72)

Balances, December 31, 2008	47,072,814	47,072	-	7,055,626	(7,112,449)	(72)	(9,823)
Shares issued to round out	12	-	-	-	-	-
Shares issued for cash	20,000	20	-	5,480	-	-	5,500
Shares issued for cash	200,000	200	-	24,800	-	-	25,000
Net loss for the year	-	-	-	-	(202,692)	-	(202,692)
Foreign exchange translation	-	-	-	-	-	72	72

Balances, December 31, 2009	47,292,826	47,292	-	7,085,906	(7,315,141)	-	(181,943)
Shares issued for cash	304,000	304	-	37,696			38,000
Shares to be issued for cash	-	-	60,000	-	-	-	60,000
Shares issued for mineral property	5,000,000	5,000	-	2,145,000	-	-	2,150,000
Net loss for the year	-	-	-	-	(2,865,147)	-	(2,865,147)
Foreign exchange translation	-	-	-	-	-	(6,024)	(6,024)

Balances, December 31, 2010	52,596,826	52,596	60,000	9,268,602	(10,180,288)	(6,024)	(805,114)
Shares cancelled	(5,000,000)	(5,000)	-	5,000	-	-	-
Net loss for the year	-	-	-	-	(189,741)	-	(189,741)
Foreign exchange translation	-	-	-	-	-	248	248

Balances, December 31, 2011	47,596,826	47,596	60,000	9,273,602	(10,370,029)	(5,776)	(994,607)

 The accompanying notes are an integral part of these consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009	For the period from the date of inception on February 10, 1997 to December 31, 2011 (Unaudited)
	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(189,741)	(2,865,147)	(202,692)	(10,370,029)
Adjustments to reconcile loss to net cash used by operating activities
Depreciation	-	-	1,291	10,598
Imputed interest on debenture (Note 7)	23,145	45,669	43,868	122,015
Accrued interest expense (Notes 5 and 6)	46,995	18,015	-	65,010
Write-down of accounts receivable	-	4,985		4,985
Write-down of furniture, fixture and office equipment	-	5,165	-	5,165
Write-down of mineral property (Note 4)	-	2,593,199	-	2,593,199
Write-off of accounts payable (Note 5)	(90,000)	-	-	(90,000)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	-	18	(5,044)	(5,026)
(Increase) decrease in prepaid expense	-	9,220	(7,653)	26
Increase (decrease) in accounts payable and accrued liabilities	155,579	24,050	(38,381)	232,815

	(54,022)	(164,826)	(208,611)	(7,431,242)

Cash flows used in investing activities
Purchase of furniture, fixtures, and office equipment	-	-	-	(15,763)
Cash acquisition of mineral property (Note 4)	-	(10,000)	-	(21,835)

	-	(10,000)	-	(37,598)

Cash flows from financing activities
Common shares issued for cash	-	38,000	30,500	7,171,198
Subscription received in advance (Note 8)	-	60,000	-	60,000
Note payable issued for cash (Note 6)	-	150,000	-	150,000
Increase (decrease) in due to related parties (Note 9)	53,954	(68,318)	120,660	94,554

	53,954	179,682	151,160	7,475,752

Effect of exchange rate changes on cash	248	(6,024)	72	(5,776)

Increase (decrease) in cash and cash equivalents	180	(1,168)	(57,379)	1,136

Cash and cash equivalents, beginning of period	956	2,124	59,503	-

Cash and cash equivalents, end of period	1,136	956	2,124	1,136

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2011

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

NT Mining Corporation (“the Company”) was incorporated in the state of Nevada on February 10, 1997.  Its wholly owned subsidiary, Bullmoose Mines Ltd. (“BML”), was incorporated in the Northwest Territories, Canada on February 29, 2000.  On October 14, 2008, the Company acquired BML (Note 3).

The Company was formerly named Clear Water Mining, Inc. (to March 11, 1999), E-Casino Gaming Corporation (to June 21, 1999), E-Vegas.com Inc. (to July 20, 2000), 1st Genx.com Inc. (to October 18, 2001), Oasis Information Systems, Inc. (to January 27, 2005) and 777 Sports Entertainment, Corp. (to September 26, 2008).  On December 15, 2007, the Company’s former president passed away and the Company then discontinued its business operations.

BML owns Mineral Lease #2775 plus 4 mineral claims located in the South MacKenzie Mining District, Northwest Territories, Canada (the “Bullmoose Gold Mine Property”).  According to a geological report issued May 6, 2008, from 1985 until shutdown in January 1987, approximately 54,000 tons of ore were mined and milled to produce approximately 20,001 ounces of gold by a former owner of the Bullmoose Gold Mine Property.

As part of the acquisition of BML, the Company is obligated to pay annual royalties of $36,000 and to pay down a debenture liability as disclosed in Note 7. Since the Company continues to retain title to Bullmoose Gold Mine Property as at December 31, 2011, these obligations continue to be reflected in the consolidated financial statements of the Company.

On or about December 15, 2010, the Company entered into an agreement to settle litigation related to the ownership of BML and to rescind its acquisition of BML (the “Settlement Agreement”).  More particularly, the 6,000,000 common shares issued by the Company in consideration for the acquisition will be cancelled and $75,000 of the $85,000 paid as part consideration for the acquisition will be returned to the Company. The closing date was set for June 30, 2012 (the “Closing Date”).  As at December 31, 2011, the Company retains title to BML.

On the Closing Date (July 3, 2012, the first business day after June 30, 2012) all parties to the Settlement Agreement, except those responsible to return the $75,000 to the Company tendered signed settlement documents. As a result, the Company cancelled the 6,000,000 common shares and commenced an action to recover the $75,000. The Company takes the position that until this sum is paid, it continues to hold title to Bullmoose Gold Mine Property through its ownership of all issued shares of BML (Notes 3, 4, 7, 8, 11 and 14).

The Company is an exploration stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities”. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The consolidated financial statements as at December 31, 2011 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $189,741 for the year ended December 31, 2011 (2010 – $2,865,147, 2009 – $202,692) and has working capital deficit of $1,072,607 at December 31, 2011 (2010 – $786,295).

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2011

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

Effective February 2, 2005, the Company effected a one (1) for three hundred (300) reverse stock split.  Effective September 11, 2008, the Company effected a one (1) for two thousand (2,000) reverse stock split.  Effective March 15, 2010, the Company effected a two (2) for one (1) forward stock split.  All share and warrant amounts presented in the consolidated financial statements and in the notes thereto have been adjusted to reflect the reverse and forward stock splits (Note 8).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or until the cease trade order is rescinded, raise additional debt and/or equity capital.  However, if the cease trade order is rescinded, based on its prior demonstrated ability to raise capital, management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2012.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At December 31, 2011, the Company has suffered losses from exploration stage activities to date.  Although management is currently attempting to obtain an order revoking the cease trade order and subsequently implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

December 31, 2011

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

Foreign Currency Translation

The Company’s functional and reporting currency is U.S. dollars.  The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters.”  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Long-Lived Assets

Long-lived assets, including mining property, are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

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

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2011

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and disclosure of comprehensive income (loss) and its components in the financial statements.  As at December 31, 2011, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, “Comprehensive Income”.  This update amends certain pending paragraphs in ASU No. 2011-05 “Presentation of Comprehensive Income”, to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. ASU No. 2011-12 is effective during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”.  This update presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 is to be applied retrospectively and is effective during interim and annual periods beginning after December 15, 2011.  As ASU 2011-05 relates only to the presentation of comprehensive income, the Company does not expect that the adoption of this update will have a material effect on its consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2011

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” to amend the accounting and disclosure requirements on fair value measurements.  This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.  Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.  ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011.  The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

NOTE 3 – ACQUISITION OF BULLMOOSE MINES LTD.

In accordance with ASC 805, “Business Combinations”, acquisitions are accounted for under the purchase method of accounting. Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values.  Goodwill is recorded to the extent the purchase price consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable assets acquired at the date of the acquisition.

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

The related share purchase agreement also provides for payment of future royalties to the seller of BML equivalent to 6% of the Net Smelter Returns, as defined, from Bullmoose Gold Mine Property, with minimum royalty payments of $36,000 payable each year in advance on May 1.  The seller of BML was Hughes Maritime Corp. (“HMC”), owner of approximately 12.61% of the issued and outstanding common stock of the Company at December 31, 2011.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2011

During the year ended December 31, 2010, the Company filed a lawsuit against HMC related to its interest in BML. The Company has entered into the Settlement Agreement to settle litigation related to the ownership of BML and to rescind its acquisition of BML. More particularly, the 6,000,000 common shares issued by the Company in consideration for the acquisition will be cancelled and $75,000 of the $85,000 paid as part consideration for the acquisition will be returned to the Company.

On the Closing Date (July 3, 2012, the first business day after June 30, 2012) all parties to the Settlement Agreement, except those responsible to return the $75,000 to the Company tendered signed settlement documents. As a result, the Company cancelled the 6,000,000 common shares and commenced an action to recover the $75,000. The Company takes the position that until this sum is paid, it continues to hold title to Bullmoose Gold Mine Property through its ownership of all issued shares of BML (Notes 1, 4, 7, 8, 11 and 14).

NOTE 4 – MINERAL PROPERTY INTERESTS

Bullmoose Gold Mine Property

On October 14, 2008, the Company acquired BML for total consideration of $374,371.  BML owns Mineral Lease #2775 plus 4 mineral claims located in the South MacKenzie Mining District, Northwest Territories, Canada.

During the year ended December 31, 2010, the Company filed a lawsuit against HMC related to its interest in BML.  The Company has entered into the Settlement Agreement underwhich the Company would rescind its acquisition of BML in exchange for the return of the 6,000,000 common shares previously issued to HMC and $75,000 of the $85,000 the Company had paid in consideration for the acquisition (Notes 1, 3, 7, 8, 11 and 14).

During the year ended December 31, 2011, the Company has recorded a provision for mineral property write-down of $Nil (2010 – $343,199, 2009 – $Nil) to a carrying value of $78,000 related to the Bullmoose Gold Mine Property (Note 12).

Valentine Gold Claim

On June 22, 2010, the Company enter into a mineral property option agreement with Mill Bay Ventures Inc. (“Mill Bay”) in which the Company could acquire 100% interest in certain mineral property interest located in Vancouver, British Columbia, Canada (the “Valentine Gold Claim”).

In order to exercise the option agreement and to earn its interest in the Valentine Gold Claim, the Company shall:

i.

Issue 5,000,000 common shares to Mill Bay within 21 business days of approval of the agreement (issued) (Notes 8 and 12);

ii.

Issue 1,500,000 common shares to Mill Bay on the 1st anniversary date of the signing of the agreement;

iii.

Make cash payment of $10,000 on the execution date (paid);

iv.

Make $90,000 within 21 business days of approval of the agreement;

v.

Incur $25,000 expenditure on or before June 30, 2011;

vi.

Incur $500,000 within one year from July 1, 2011; and

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2011

vii.

Incur $750,000 within one year from July 1, 2012.

The Company has given up the interest in the Valentine Gold Claim and has cancelled the 5,000,000 common shares issued (Notes 8 and 12).

During the year ended December 31, 2011, the Company has recorded a provision for mineral property write-down of $Nil (2010 – $2,250,000, 2009 – $Nil) to a carrying value of $Nil related to the Valentine Gold Claim (Note 12).

During the year ended December 31, 2011, the Company recorded write-off of accounts payable in the amount of $90,000 (2010 – $Nil, 2009 – $Nil) related to the Valentine Gold Claim (Notes 5 and 12).

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

Included in accounts payable and accrued liabilities is accrued interest of $52,485 related to debenture payable (2010 – $20,490) (Note 7).

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

During the year ended December 31, 2011, the Company recorded write-off of accounts payable in the amount of $90,000 related to the Valentine Gold Claim (2010 – $Nil, 2009 – $Nil) (Notes 4 and 12).

NOTE 6 – NOTE PAYABLE

	December 31, 2011	December 31, 2010
	$	$

On June 20, 2010, the Company accepted a loan from a company owned by a family member of a director of the Company in the amount of $150,000 bearing interest at a rate of 10% per annum (Note 9). The loan is unsecured and is due on demand. During the year ended December 31, 2011, the Company accrued interest expense of $15,000 (2010 – $7,973, 2009 – $Nil) related to the note payable. The balance as at December 31, 2011 consists of principal of $150,000 (2010 – $150,000) and accrued interest of $22,973 (2010 – $7,973).	172,973	157,973

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2011

NOTE 7 – DEBENTURE PAYABLE

Debenture payable at December 31, 2011 consists of:

$
Amount due October 14, 2009	120,624
Amount due October 14, 2010	120,000
Amount due October 14, 2011	120,000
Amount due October 14, 2012	120,000

Total face amount	480,624
Initial present value discount of $121,253
less accumulated amortization of $110,414	(10,839)

Net value as at December 31, 2011	469,785
Current portion	469,785

Non-current portion	-

On  October  14,  2008,  the Company recorded the debenture at the $359,371 present value (discounted at a 12% annual interest rate) of the $480,624 total payments  due and is amortizing  the $121,253 debt discount as interest expense using the interest method over the four year term of the debenture.

During the year ended December 31, 2011, the Company recorded interest expense of $23,145 (2010 – $45,669, 2009 – $43,868) related to amortization of the discount. As at December 31, 2011, the present value of the debenture is $469,785 (2010 – $446,640).

The Company did not meet the repayment schedule as noted above. Interest is accrued on the overdue principal amounts at 12% per annum from the due dates. During the year ended December 31, 2011, the Company accrued interest expense of $31,995 (2010 – $17,475, 2009 – $3,016) (Note 5).

The debenture is secured by the assets of the Company, including the issued and outstanding shares of BML, which were sold to the Company, and the Bullmoose Gold Mine Property.

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

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2011

On the Closing Date (July 3, 2012, the first business day after June 30, 2012) all parties to the Settlement Agreement, except those responsible to return the $75,000 to the Company tendered signed settlement documents. As a result, the Company cancelled the 6,000,000 common shares and commenced an action to recover the $75,000. The Company takes the position that until this sum is paid, it continues to hold title to Bullmoose Gold Mine Property through its ownership of all issued shares of BML (Notes 1, 3, 4, 8, 11 and 14).

NOTE 8 – CAPITAL STOCK

Effective February 2, 2005, the Company effected a one (1) for three hundred (300) reverse stock split.  Effective September 11, 2008, the Company effected a one (1) for two thousand (2,000) reverse stock split.  Effective March 15, 2010, the Company effected a two (2) for one (1) forward stock split (Note 1).  All share and warrant amounts presented in the consolidated financial statements and in the notes thereto have been adjusted to reflect the reverse and forward stock splits.

Authorized

Authorized capital stock consists of 400,000,000 common shares with par value of $0.001 per share.

Share Issuance

i.

During the year ended December 31, 2007, the Company issued 75,168 common shares to settle debt in the amount of $485,805.

ii.

During the year ended December 31, 2008, the Company issued 40,412,692 common shares (including 6,000,000 common shares issued to companies controlled by directors of the Company) to settle debt in the amount of $332,876.

iii.

On November 26, 2008, the Company issued 560,000 common shares to three investors at a price of $0.55 per common share for total cash proceeds of $154,000.

iv.

During the year ended December 31, 2008, the Company issued 6,000,000 common shares at a valued at $3,000 related to the acquisition of BML (Notes 1, 3, 4, 7, 11 and 14).

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

vii.

On June 22, 2010, the Company issued 5,000,000 common shares valued at $0.43 per common shares for $2,150,000 for in relation to the Valentine Gold Claim (Notes 4 and 12).

viii.

On August 16, 2011, the Company cancelled 5,000,000 common shares issued on June 22, 2010 in relation to the Valentine Gold Claim (Notes 4 and 12).

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2011

Shares to Be Issued

During the year ended December 31, 2010, the Company received $60,000 for the purchase of 200,000 common shares in the Company.  These shares were yet to be issued by the Company as at December 31, 2011.

NOTE 9 – DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Amounts due to related parties are non-interest bearing, unsecured and due on demand.

As at December 31, 2011, the amount due to related parties includes $23,080 (2010 – $24,630) payable to a company controlled by a director of the Company for exploration and field expenses paid on behalf of the Company.

As at December 31, 2011, the amount due to related parties includes $11,625 (2010 – $11,711) payable to a director of the Company related to unpaid consulting fees.

As at December 31, 2011, the amount due to related parties includes $2,948 (2010 – $2,948) payable to, a company controlled by a director of the Company related unpaid management fees.

As at December 31, 2011, the amount due to related parties includes $20,000 (2010 – $20,000) payable to a director of the Company related to unpaid management fees.

As at December 31, 2011, the amount due to related parties include $100 (2010 – $Nil) payable to a company controlled by the Chief Executive Officer of the Company related to expenses paid on behalf of the Company.

As at December 31, 2011, the amount due to related parties include $33,600 (2010 – $Nil) payable to a company controlled by the Chief Executive Officer of the Company related to unpaid management fees.

As at December 31, 2011, the amount due to related parties include $21,890 (2010 – $Nil) payable to the Chief Executive Officer of the Company related to expenses paid on behalf of the Company.

During the year ended December 31, 2011, the Company paid or accrued consulting fees of $Nil (2010 – $12,000, 2009 – $8,000) to a director of the Company.

During the year ended December 31, 2011, the Company paid or accrued management fees of $Nil (2010 – $15,000, 2009 – $Nil) to a director of the Company.

During the year ended December 31, 2011, the Company paid or accrued management fees of $Nil (2010 – $21,000, 2009 – $31,500) to a company controlled by a director of the Company.

During the year ended December 31, 2011, the Company paid or accrued management fees of $33,600 (2010 – $Nil, 2009 – $Nil) to a company controlled by the Chief Executive Officer of the Company.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2011

During the year ended 31 December 2010, the Company accepted a loan from a company owned by a family member of a director of the Company in the amount of $150,000 bearing interest at a rate of 10% per annum (Note 6).

NOTE 10 - INCOME TAXES

The Company has losses carried forward for income tax purposes to December 31, 2011.  There are no current or deferred tax expenses for the year ended December 31, 2011 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
	$	$	$

Deferred tax asset attributable to:
Current operations	64,512	974,150	68,915
Less: Change in valuation allowance	(64,512)	(974,150)	(68,915)

Net refundable amount	-	-	-

The composition of the Company’s deferred tax assets as at December 31, 2011 and 2010 are as follows:

	As at December 31, 2011	As at December 31, 2010
	$	$

Net income tax operating loss carryforward	10,370,029	10,180,288

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax assets	3,525,810	3,461,298
Less: Valuation allowance	(3,525,810)	(3,461,298)

Net deferred tax asset	-	-

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2011

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at December 31, 2011, the Company has an unused net operating loss carry-forward balance of approximately $10,370,029 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2017 and 2031.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On October 14, 2008, the Company and HMC entered into a share purchase agreement in which the Company acquired 100% of the issued and outstanding shares of BML in exchange of $15,000 on execution, by $12,000 in cash and 6,000,000 shares of the Company’s common stock valued at $3,000 (Notes 3, 8 and 14) (the “Share Purchase Agreement”).  Under the Share Purchase Agreement, the Company assumed the liabilities of BML totalling $535,126 to be paid over four years from the sale of the shares.  HMC could repossess BML shares if the Company failed to pay for the liabilities assumed.

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

On November 17, 2010, HMC, a former officer of the Company and certain other companies controlled directly or indirectly by the former officer filed a counter claim against the Company and one of its directors (the “Counterclaim”). The Counterclaim alleges that the Company owes HMC, the sum of $32,765 under a service contract entered into in 2006. HMC also alleges that the Company defaulted on the Share Purchase Agreement. The Company entered into the Settlement Agreement, the particulars of which are set out in Note 4.  As a result, no accrual has been recorded related to the alleged amounts due to HMC.

On the Closing Date (July 3, 2012, the first business day after June 30 2012) all parties to the Settlement Agreement, except those responsible to return the $75,000 to the Company, tendered signed Settlement documents. As a result, the Company cancelled the 6,000,000 shares and commenced an action in the Supreme Court of British Columbia to recover the $75,000. The Company takes the position that until this sum is paid, it continues to hold title to the mineral properties through its ownership of all issued Bullmoose shares (Notes 1, 3, 4, 7, 8 and 14).

As at December 31, 2011, the Company was still the owner of BML until the settlement closes.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2011

NOTE 12 – SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009	For the period from the date of inception on February 10, 1997 to December 31, 2011 (Unaudited)
	$	$	$	$

Cash paid during the year for interest	174	7,607	4,699	12,480
Cash paid during the year for income taxes	-	-	-	-

Non-cash investing and financing activities
Common shares issued on acquisition of BML	-	-	-	421,390
Common shares issued on acquisition of Valentine Gold Claim	-	2,150,000	-	2,150,000
Common shares issued for debt	-	-	-	332,876

During the year ended December 31, 2010, the Company recorded a provision for mineral property write-down of $2,250,000 and $343,199 related to the Valentine Gold Claim and the Bullmoose Gold Mine Property, respectively (Note 4).

During the year ended December 31, 2011, the Company recorded write-off of accounts payable in the amount of $90,000 (2010 – $Nil, 2009 – $Nil) related to the Valentine Gold Claim (Notes 4 and 5).

On August 16, 2011, the Company cancelled 5,000,000 common shares issued on June 22, 2010 in relation to the Valentine Gold Claim. This amount is recorded as an increase in additional paid-in capital (Notes 4 and 8).

NOTE 13 – FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts payable, debenture payable, note payable and due to related parties approximate fair values due to the short term maturity of these financial instruments.

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

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2011

Currency Risk

The Company’s major expenses and payables are in United States dollars and are expected to continue to incur in United States dollars.  Fluctuations in the exchange rate between the United States dollar and other currency may have a material effect on the Company’s business, financial condition and results of operations.  The Company does not actively hedge against foreign currency fluctuations.

Interest Rate Risk

The Company has non-interest paying cash balances and interest-bearing debt with interest rates fixed at 10% to 12% (Notes 6 and 7).  It is management’s opinion that the Company is not exposed to significant interest rate risk arising from these financial instruments.

Liquidity Risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at December 31, 2011, the Company had a working capital deficit of $1,072,607 (2010 – $786,295). The Company plans to improve its financial condition by obtaining new financing through loans. There is no assurance that the Company will be successful in accomplishing this objective.

NOTE 14 – SUBSEQUENT EVENT

The following event occurred during the period from the year ended December 31, 2011 to the date the consolidated financial statements were available to be issued on July 25, 2012:

On July 5, 2012, the Company cancelled 6,000,000 common shares issued during the year ended December 31, 2008 in relation to the acquisition of BML (Notes 1, 3, 4, 7, 8 and 11).

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

Exhibit 32

CERTIFICATION  PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Annual Report of NT Mining Corporation. on Form 10-K for the year ended December 31, 2011, as filed with the Securities  and Exchange  Commission  on the date hereof (the "Report"),  I, Carman Parente, Chief Executive  Officer and Chief Financial Officer of the Company,  certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley  Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements  of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Carman Parente

Carman Parente

President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

July 25, 2012

JAMES STAFFORD

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation of our report dated 25 July 2012, relating to the consolidated balance sheets of NT Mining Corporation as of 31 December 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended in this Annual Report on Form 10-K dated 25 July 2012.

/s/ James Stafford

Chartered Accountants

Vancouver, Canada

25 July 2012

Endnotes

James Stafford, Inc.

Chartered Accountants

Suite 350 – 1111 Melville Street

Vancouver, British Columbia

Canada V6E 3V6

Telephone +1 604 669 0711

Facsimile +1 604 669 0754

www.JamesStafford.ca

James Stafford, Inc.

Chartered Accountants

Suite 350 – 1111 Melville Street

Vancouver, British Columbia

Canada V6E 3V6

Telephone +1 604 669 0711

Facsimile +1 604 669 0754

www.JamesStafford.ca