Form 10-Q
period 2012-03-31
NT MINING Corp
filed 2012-09-19
CIK 1096759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2012
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
41,596,826 common shares issued and outstanding as of August 1, 2012.

NT MINING CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2012

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.   Interim Consolidated Financial Statements

The information in this report for the three months ended March 31, 2012, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which NT Mining Corporation ("NT Mining" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' deficiency and cash flows for those periods.

The interim consolidated financial statements should be read in conjunction with NT Mining’s consolidated financial statements and the notes thereto contained in NT Mining's audited consolidated financial statements for the year ended December 31, 2011 in the Form 10-K.

Interim results are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements start on the next page.

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

March 31, 2012

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

	As at March 31, 2012	As at December 31, 2011 (Audited)
	$	$
Assets

Cash and cash equivalents	787	1,136
Amounts receivable	-	41
Prepaid expense	1,000	-

	1,787	1,177

Mineral property interests (Note 4)	78,000	78,000

	79,787	79,177

Liabilities

Accounts payable and accrued liabilities (Note 5)	340,747	317,783
Debenture payable (Note 7)	473,099	469,785
Note payable (Note 6)	176,712	172,973
Due to related parties (Note 9)	123,478	113,243

	1,114,036	1,073,784

Stockholders' Deficiency
Capital stock (Note 8)
Authorized - 400,000,000 common shares, $0.001 par value
Issued and outstanding
March 31, 2012 – 47,596,826 common shares, $0.001 par value
December 31, 2011 – 47,596,826 common shares, $0.001 par value	47,596	47,596
Shares to be issued	60,000	60,000
Additional paid-in capital	9,273,602	9,273,602
Accumulated other comprehensive loss	(6,898)	(5,776)
Deficit, accumulated during the exploration stage	(10,408,549)	(10,370,029)

	(1,034,249)	(994,607)

	79,787	79,177

Nature and Continuance of Operations (Note 1), Commitments and Contingencies (Note 11) and Subsequent Event (Note 14)

On behalf of the Board:

“Carman Parente”

Director

Carman Parente

The accompanying notes are an integral part of these interim consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

For the three month period ended March 31, 2012	For the three month period ended March 31, 2011 (Restated)	For the period from the date of inception on February 10, 1997 to March 31, 2012
	$	$	$
Expenses
Selling, general and administrative expenses	20,424	29,974	487,744
Exploration and field expense	-	-	43,518
Royalty expense	-	-	108,000
Depreciation of furniture, fixtures and office equipment	-	-	4,923

Net loss before other items	(20,424)	(29,974)	(644,185)

Other items
Interest expense	(18,054)	(17,170)	(212,861)
Write-down of amounts receivable	(42)	-	(5,027)
Write-down of furniture, fixtures and office equipment	-	-	(5,165)
Write-down of deposit on mineral property (Note 4)	-	-	(2,593,199)
Write-down of accounts payable (Note 4)	-	-	90,000

Net loss before discontinued operations	(38,520)	(47,144)	(3,370,437)

Discontinued operations	-	-	(7,038,112)

Net loss for the period	(38,520)	(47,144)	(10,408,549)

Basic and diluted loss per common share	(0.001)	(0.001)

Weighted average number of shares outstanding	47,596,826	52,596,826

Comprehensive loss
Net loss for the period	(38,520)	(47,144)	(10,408,549)
Foreign exchange translation	(1,122)	(1,697)	(6,898)

Total comprehensive loss for the period	(39,642)	(48,841)	(10,415,447)

Basic and diluted comprehensive loss per common share	(0.001)	(0.001)

The accompanying notes are an integral part of these interim consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Statements of Changes in Stockholders’ Deficiency

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

	Common shares issued	Amount	Shares to be issued	Additional paid-in capital	Deficit, accumulated during the exploration stage	Accumulated other comprehensive income (loss)	Stockholders’ deficiency
		$	$	$	$	$	$
Balances, December 31, 2004	56	-	-	6,013,753	(6,088,963)	-	(75,210)
Shares returned for lease	(14)	-	-	-	-	-	-
Shares issued for services	854	-	-	8,030	-	-	8,030
Shares issued to settle debt	3,814	4	-	67,755	-	-	67,759
Shares sold for cash	10,000	10	-	9,990	-	-	10,000
Net loss for the year	-	-	-	-	(420,703)	-	(420,703)

Balances, December 31, 2005	14,710	14	-	6,099,528	(6,509,666)	-	(410,124)
Shares issued to settle debt	370	-	-	18,500	-	-	18,500
Shares issued for services	874	1	-	8,974	-	-	8,975
Net loss for the year	-	-	-	-	(528,446)	-	(528,446)

Balances, December 31, 2006	15,954	15	-	6,127,002	(7,038,112)	-	(911,095)
Shares issued to settle debt	75,168	75	-	485,730	-	-	485,805
Net loss for the year	-	-	-	-	(16,508)	-	(16,508)

Balances, December 31, 2007	91,122	90	-	6,612,732	(7,054,620)	-	(441,798)
Shares issued to settle debt	40,421,692	40,422	-	292,454	-	-	332,876
Shares issued to acquire
Bullmoose Mines Ltd.	6,000,000	6,000	-	(3,000)	-	-	3,000
Shares sold for cash	560,000	560	-	153,440	-	-	154,000
Net loss for the year	-	-	-	-	(57,829)		(57,829)
Foreign exchange translation	-	-	-	-	-	(72)	(72)

Balances, December 31, 2008	47,072,814	47,072	-	7,055,626	(7,112,449)	(72)	(9,823)
Shares issued to round out	12	-	-	-	-	-
Shares issued for cash	20,000	20	-	5,480	-	-	5,500
Shares issued for cash	200,000	200	-	24,800	-	-	25,000
Net loss for the year	-	-	-	-	(202,692)	-	(202,692)
Foreign exchange translation	-	-	-	-	-	72	72

Balances, December 31, 2009	47,292,826	47,292	-	7,085,906	(7,315,141)	-	(181,943)
Shares issued for cash	304,000	304	-	37,696			38,000
Shares to be issued for cash	-	-	60,000	-	-	-	60,000
Shares issued for mineral property	5,000,000	5,000	-	2,145,000	-	-	2,150,000
Net loss for the year	-	-	-	-	(2,865,147)	-	(2,865,147)
Foreign exchange translation	-	-	-	-	-	(6,024)	(6,024)

Balances, December 31, 2010	52,596,826	52,596	60,000	9,268,602	(10,180,288)	(6,024)	(805,114)
Shares cancelled	(5,000,000)	(5,000)	-	5,000	-	-	-
Net loss for the year	-	-	-	-	(189,741)	-	(189,741)
Foreign exchange translation	-	-	-	-	-	248	248

Balances, December 31, 2011	47,596,826	47,596	60,000	9,273,602	(10,370,029)	(5,776)	(994,607)
Net loss for the period	-	-	-	-	(38,520)	-	(38,520)
Foreign exchange translation	-	-	-	-	-	(1,122)	(1,122)

Balances, March 31, 2012	47,596,826	47,596	60,000	9,273,602	(10,408,549)	(6,898)	(1,034,249)

The accompanying notes are an integral part of these interim consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

	For the three month period ended March 31, 2012	For the three month period ended March 31, 2011 (Restated)	For the period from the date of inception on February 10, 1997 to March 31, 2012
	$	$	$

Cash flows from (used in) operating activities
Net loss for the period	(38,520)	(47,144)	(10,408,549)
Adjustments to reconcile loss to net cash used by operating activities
Depreciation	-	-	10,598
Imputed interest on debenture (Note 7)	3,314	6,186	125,329
Accrued interest expense (Notes 6 and 7)	14,558	10,918	79,568
Write-down of amounts receivable	41	-	5,026
Write-down of furniture, fixture and office equipment	-	-	5,165
Write-down of mineral property (Note 4)	-	-	2,593,199
Write-off of accounts payable (Note 5)	-	-	(90,000)
Changes in operating assets and liabilities
Increase in amounts receivable	-	-	(5,026)
Increase in prepaid expense	(1,000)	-	(974)
Decrease in accounts payable and accrued liabilities (Notes 5 and 7)	12,145	31,561	244,960

	(9,462)	1,521	(7,440,704)

Cash flows used in investing activities
Purchase of furniture, fixtures, and office equipment	-	-	(15,763)
Cash acquisition of mineral property (Note 4)	-	-	(21,835)

	-	-	(37,598)

Cash flows from (used in) financing activities
Common shares issued for cash	-	-	7,171,198
Subscription received in advance (Note 8)	-	-	60,000
Note payable issued for cash (Note 6)	-	-	150,000
Increase (decrease) in due to related parties (Note 9)	10,235	(189)	104,789

	10,235	(189)	7,485,987

Effect of exchange rate changes on cash	(1,122)	(1,697)	(6,898)

Increase (decrease) in cash and cash equivalents	(349)	(365)	787

Cash and cash equivalents, beginning of period	1,136	956	-

Cash and cash equivalents, end of period	787	591	787

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

March 31, 2012

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

NT Mining Corporation (the “Company”) was incorporated in the state of Nevada on February 10, 1997.  Its wholly owned subsidiary, Bullmoose Mines Ltd. (“BML”), was incorporated in the Northwest Territories, Canada on February 29, 2000.  On October 14, 2008, the Company acquired BML (Note 3).

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

As part of the acquisition of BML, the Company is obligated to pay annual royalties of $36,000 and to pay down a debenture liability as disclosed in Note 7. Since the Company continues to retain title to Bullmoose Gold Mine Property as at March 31, 2012, these obligations continue to be reflected in the interim consolidated financial statements of the Company.

On or about December 15, 2010, the Company entered into an agreement to settle litigation related to the ownership of BML and to rescind its acquisition of BML (the “Settlement Agreement”).  More particularly, the 6,000,000 common shares issued by the Company in consideration for the acquisition will be cancelled and $75,000 of the $85,000 paid as part consideration for the acquisition will be returned to the Company. The closing date was set for June 30, 2012 (the “Closing Date”).  As at March 31, 2012, the Company retains title to BML.

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

These interim consolidated financial statements as at March 31, 2012 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $38,520 for the three month period ended March 31, 2012 (March 31, 2011 - $47,144) and has working capital deficit of $1,112,249 at March 31, 2012 (December 31, 2011 - $1,072,607).

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

March 31, 2012

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

These factors create substantial doubt as to the Company’s ability to continue as a going concern.   There is no assurance that the Company will be successful in rescinding the cease trade order or otherwise carrying on its business. The interim consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

At March 31, 2012, the Company has suffered losses from exploration stage activities to date.  Although management is currently attempting to obtain an order revoking the cease trade order and subsequently implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 31, 2012

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

Use of Estimates

The preparation of interim consolidated financial statements in conformity with U.S. GAAP requires management  to make estimates and assumptions  that affect the reported amounts of assets and liabilities and disclosure  of contingent  assets  and  liabilities  at the  dates  of  the  interim consolidated financial  statements  and  the  reported  amounts  of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

March 31, 2012

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and disclosure of comprehensive income (loss) and its components in the interim consolidated financial statements.  As at March 31, 2012, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the interim consolidated financial statements.

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

March 31, 2012

The purchase price allocation has been determined as follows:

Assets purchased:	$
Cash and cash equivalents	165
Prepaid expenses	26
Mineral property interests	421,199

Total assets acquired	421,390

Liabilities assumed:
Accounts payable	47,019

Net assets acquired	374,371

Purchase price	374,371

The related share purchase agreement also provides for payment of future royalties to the seller of BML equivalent to 6% of the Net Smelter Returns, as defined, from Bullmoose Gold Mine Property, with minimum royalty payments of $36,000 payable each year in advance on May 1.  The seller of BML was Hughes Maritime Corp. (“HMC”), owner of approximately 12.61% of the issued and outstanding common stock of the Company at March 31, 2012.

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

NOTE 4 – MINING PROPERTY INTERESTS

Bullmoose Gold Mine Property

On October 14, 2008, the Company acquired BML for total consideration of $374,371.  BML owns Mineral Lease #2775 plus 4 located mineral claims in the South MacKenzie Mining District, Northwest Territories, Canada.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

March 31, 2012

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

Incur $750,000 within one year from July 1, 2012.

The Company has given up the interest in the Valentine Gold Claim and has cancelled the 5,000,000 common shares issued (Note 8).

During the year ended December 31, 2011, the Company recorded write-off of accounts payable in the amount of $90,000 related to the Valentine Gold Claim (Note 5).

During the year ended December 31, 2010, the Company has recorded a provision for mineral property write-down of $2,250,000 related to the Valentine Gold Claim.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

Included in accounts payable and accrued liabilities as at March 31, 2012 is accrued interest of $63,304 related to debenture payable (December 31, 2011 - $52,485) (Note 7).

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

During the year ended December 31, 2011, the Company recorded write-off of accounts payable in the amount of $90,000 related to the Valentine Gold Claim (Note 4).

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

March 31, 2012

NOTE 6 – NOTE PAYABLE

	March 31, 2012	December 31, 2011 (Audited)
	$	$

On June 20, 2010, the Company accepted a loan from a company owned by a family member of a director of the Company in the amount of $150,000 bearing interest at a rate of 10% per annum. The loan is unsecured and is due on demand. During the three month period ended March 31, 2012, the Company accrued interest expense of $3,739 (March 31, 2011 – $3,699) related to the note payable. The balance as at March 31, 2012 consists of principal of $150,000 (December 31, 2011 – $150,000) and accrued interest of $26,712 (December 31, 2011 – $22,973) (Note 9).	176,712	172,973

NOTE 7 – DEBENTURE PAYABLE

Debenture payable at March 31, 2012 consists of:

$
Amount due October 14, 2009	120,624
Amount due October 14, 2010	120,000
Amount due October 14, 2011	120,000
Amount due October 14, 2012	120,000

Total face amount	480,624
Initial present value discount of $121,253
Less accumulated amortization of $113,728	(7,525)

Net value as at March 31, 2012	473,099
Current portion	473,099

Non-current portion	-

On  October  14,  2008,  the Company recorded the debenture at the $359,371 present value (discounted at a 12% annual interest rate) of the $480,624 total payments  due and is amortizing  the $121,253 debt discount as interest expense using the interest method over the four year term of the debenture.

During the three month period ended March 31, 2012, the Company recorded interest expense of $3,314 (March 31, 2011 – $6,186) related to amortization of the discount. As at March 31, 2012, the present value of the debenture is $473,099 (December 31, 2011 – $469,785).

The Company did not meet the repayment schedule as noted above. Interest is accrued on the overdue principal amounts at 12% per annum from the due dates. During the three month period ended March 31, 2012, the Company accrued interest expense of $10,819 (March 31, 2011 – $7,219) (Note 5).

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

March 31, 2012

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

ii.

During the year ended December 31, 2008, the Company issued 40,412,692 common shares to companies controlled by directors of the Company to settle debt in the amount of $332,876 (Note 12).

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

March 31, 2012

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

viii.

On August 16, 2011, the Company cancelled 5,000,000 common shares issued on June 22, 2010 in relation to the Valentine Gold Claim (Note 4).

Shares to Be Issued

During the year ended December 31, 2010, the Company received $60,000 for the purchase of 200,000 common shares in the Company.  These shares were yet to be issued by the Company as at March 31, 2012.

NOTE 9 – DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Amounts due to related parties are non-interest bearing, unsecured and due on demand.

As at March 31, 2012, the amount due to related parties includes $23,531 (December 31, 2011 – $23,080) payable to a company controlled by a director and officer of the Company for exploration and field expenses paid on behalf of the Company.

As at March 31, 2012, the amount due to related parties includes $12,009 (December 31, 2012 – $11,625) payable to a director and officer of the Company related to unpaid consulting fees.

As at March 31, 2012, the amount due to related parties includes $2,948 (December 31, 2011 – $2,948) payable to a company controlled by a director and officer of the Company related to unpaid management fees.

As at March 31, 2012, the amount due to related parties includes $20,000 (December 31, 2011 – $20,000) payable to a director and officer of the Company related to unpaid management fees.

As at March 31, 2012, the amount due to related parties include $100 (December 31, 2011 – $100) payable to a company controlled by the Chief Executive Officer of the Company related to expenses paid on behalf of the Company.

As at March 31, 2012, the amount due to related parties include $42,000 (December 31, 2011 – $33,600) payable to a company controlled by the Chief Executive Officer of the Company related to unpaid management fees.

As at March 31, 2012, the amount due to related parties include $22,890 (December 31, 2011 – $21,890) payable to the Chief Executive Officer of the Company related to expenses paid on behalf of the Company.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

March 31, 2012

During the three month period ended March 31, 2012, the Company paid or accrued management fees of $8,400 (March 31, 2011 – $Nil) to a company controlled by the Chief Executive Officer of the Company.

During the year ended December 31, 2010, the Company accepted a loan from a company owned by a family member of a director of the Company in the amount of $150,000. As at March 31, 2012, a total of $176,712 was payable, which consists of principal of $150,000 and accrued interest of $26,712 (Note 6).

NOTE 10 - INCOME TAXES

The Company has losses carried forward for income tax purposes to March 31, 2012.  There are no current or deferred tax expenses for the three month period ended March 31, 2012 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended March 31, 2012	For the three month period ended March 31, 2011 (Restated)
	$	$

Deferred tax asset attributable to:
Current operations	13,097	16,029
Less: Change in valuation allowance	(13,097)	(16,029)

Net refundable amount	-	-

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

March 31, 2012

The composition of the Company’s deferred tax assets as at March 31, 2011 and December 31, 2011 are as follows:

	As at March 31, 2012	As at December 31, 2011 (Audited)
	$	$

Net income tax operating loss carryforward	10,408,549	10,370,029

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax assets	3,538,907	3,525,810
Less: Valuation allowance	(3,538,907)	(3,525,810)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at March 31, 2012, the Company has an unused net operating loss carry-forward balance of approximately $10,408,549 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2017 and 2032.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On October 14, 2008, the Company and HMC entered into a share purchase agreement in which the Company acquired 100% of the issued and outstanding shares of BML in exchange of $15,000 on execution, by $12,000 in cash and 6,000,000 shares of the Company’s common stock valued at $3,000 (Notes 3, 8 and 14) (the “Share Purchase Agreement”).  Under the Share Purchase Agreement, the Company assumed the liabilities of BML totaling $535,126 to be paid over four years from the sale of the shares.  HMC could repossess BML shares if the Company failed to pay for the liabilities assumed.

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

March 31, 2012

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

On the Closing Date (July 3, 2012, the first business day after June 30 2012) all parties to the Settlement Agreement, except those responsible to return the $75,000 to the Company, tendered signed Settlement documents. As a result, the Company cancelled the 6,000,000 shares and commenced an action in the Supreme Court of British Columbia to recover the $75,000. The Company takes the position that until this sum is paid, it continues to hold title to the mineral properties through its ownership of all issued Bullmoose shares. As at March 31, 2012, the Company was still the owner of BML (Notes 1, 3, 4, 7, 8 and 14).

NOTE 12 – SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	For the three month period ended March 31, 2012	For the three month period ended March 31, 2011 (Restated)	For the period from the date of inception on February 10, 1997 to March 31, 2012
	$	$	$

Cash paid during the period for interest	-	66	12,480
Cash paid during the period for income taxes	-	-	-

Non cash investing and financing activities
Common shares issued on acquisition of BML	-	-	421,390
Common shares issued on acquisition of Valentine Gold Claim (Notes 4 and 8)	-	-	2,150,000
Common shares issued for debt (Note 8)	-	-	332,876

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

March 31, 2012

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

Liquidity Risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at March 31, 2012, the Company had a working capital deficiency of $1,112,249. The Company plans to improve its financial condition by obtaining new financing through loans. There is no assurance that the Company will be successful in accomplishing this objective.

NOTE 14 – SUBSEQUENT EVENT

The following event occurred during the period from the three month period ended March 31, 2012 to the date the interim consolidated financial statements were available to be issued on July 31, 2012:

On July 5, 2012, the Company cancelled 6,000,000 common shares issued during the year ended December 31, 2008 in relation to the acquisition of BML (Notes 1, 3, 4, 7, 8 and 11).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of

Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF NT MINING CORPRORATION FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2012 SHOULD BE READ IN CONJUNCTION WITH NT MINING CORPORATION’S INTERIM CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q.

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

In 2011, the Company settled litigation it had initiated to assert its interest in the Bullmoose Mine.  Under the settlement, the Company’s acquisition of Bullmoose will be rescinded. More particularly, the 6,000,000 shares issued by the Company as consideration for the acquisition will be cancelled and $75,000 of the $85,000 paid as part consideration for the acquisition, will be returned to the Company.  The closing date was set for June 30, 2012 (the “Closing Date”).

On the Closing Date (July 3, 2012, the first business day after June 30, 2012) all parties to the Settlement Agreement, except those responsible to return the $75,000 to the Company tendered signed settlement documents. As a result, the Company cancelled the 6,000,000 common shares and commenced an action to recover the $75,000. The Company takes the position that until this sum is paid, it continues to hold title to Bullmoose Gold Mine Property through its ownership of all issued shares of BML.

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

Results of Operation – for the three months ended March 31, 2012 and 2011

REVENUE – NT Mining has not generated any revenues since inception.

EXPENSES - Total expenses were $38,520 for the three month period ended March 31, 2012.  Expenses had decreased for the current three month period as compared to the three month period ended March 31, 2011 – $47,144. A total of $3,370,437 in expenses has been incurred by NT Mining since inception on February 10, 1997 through to March 31, 2012 (excluding the expenses prior to discontinued operation).  The increase in costs over this three month period is due to the increase in management fees and interest expense. The costs can be subdivided into the following categories.

1.

Selling, general and administrative expenses: $20,424 in general and administrative expenses was incurred for the three month period ended March 31, 2012 as compared to $29,974 for the three month period ended March 31, 2011, a decrease of $9,550, due to the decrease in management and administrative services.

2.

Interest expense: The Company incurred interest expenses of $18,054 for the three month period ended March 31, 2012 as compared to $17,170 for the three month period ended March 31, 2011.

NT Mining plans to carefully control its expenses and overall costs. The Company does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Liquidity and Capital Resources

As noted above, the Company is currently subject to a cease trade order, prohibited it from issuing any securities.

During the three month period ended March 31, 2012, NT Mining satisfied its working capital needs by carefully managing its cash flow and deferring payments to its services vendors.  As March 31, 2012, the Company had cash and cash equivalents on hand in the amount of $787 (December 31, 2011 - $1,136) and current payable and accrued liabilities of $1,114,036 (December 31, 2011 - $1,073,784).  As March 31, 2012, NT Mining has $340,747 in accounts payable and accrued liabilities, $473,099 in debentures payable, $176,712 in note payable, and an additional $123,478 payable to related parties.  Given the current financial situation of NT Mining, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

To achieve our goals and objectives for the next 12 months, we plan to reduce operating expenses, delay exploration and mining expenditures, negotiate with creditors to defer payments.

Cash Used in Operating Activities

Operating activities for the three months ended March 31, 2012 and 2011 used cash of $10,584 and $176 net of foreign exchange effect, respectively, which reflect our recurring operating losses. Our net losses of $38,520 and $47,144 for the three months ended March 31, 2012 and 2011, respectively, were the primary reasons for our negative operating cash flows in both years. Our reported negative operating cash flows for the three months ended March 31, 2012 was offset by imputed interest of $3,314 on debenture and accrued interest of $14,558 for the reporting period.

Cash Used in Investing Activities

For the three months ended March 31, 2012 and 2011, we used $Nil in investing activities.

Cash from Financing Activities

Net cash flows provided by financing activities for the three month ended March 31, 2012 was $10,235 mainly from related party loans. Net cash flows used in financing activities for the three months ended March 31, 2011 was $189.

Off-Balance Sheet Arrangement

As of March 31, 2012, NT Mining did not have any off-balance sheet arrangements.

Capital Expenditure

Capital expenditures for the three month period ended March 31, 2012, amounted to $Nil. NT Mining does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

Carman Parente, our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2012. However, the Company has since taken steps to remedy certain identified deficiencies in its disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 22, 2010, the Company initiated a claim in the Supreme Court of British Columbia against a former officer of the Company and certain other companies controlled directly or indirectly by the former officer (collectively the “Defendant”), to assert its interest in Bullmoose. On October 14, 2008, the Company had acquired Bullmoose as described in Note 3 to the attached interim consolidated financial statements.  However,  on or about August 10, 2010, the Company and its directors and officers other than the Defendant discovered that the Defendant had apparently taken steps to sell the Company’s  interest in Bullmoose to a third party in which that Defendant had a significant interest.

On or about December 15, 2010, the Company entered into a settlement agreement underwhich the Company’s acquisition of Bullmoose will be rescinded (the “Settlement Agreement”).  More particularly, the 6,000,000 shares issued by the Company as consideration for the acquisition will be cancelled and $75,000 of the $85,000 as part consideration for the acquisition, will be returned to the Company.  The Company continues to retain title to Bullmoose as of March 31, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

None.

Use of Proceeds from Unregistered Securities

Not Applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5.  Other Information

No items to disclose.

Item 6.  Exhibits and Certifications

Exhibit Number	Exhibit Title
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 1, 2012

NT MINING CORPORATION
BY:	/s/ Carman Parente
Carman Parente, Chief Executive Officer, Chief Financial Officer and a Member of the Board of Directors

EXHIBIT 31

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

Date: August 1, 2012	/s/ Carman Parente
Carman Parente, President, Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, Secretary, Treasurer and Director

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND

CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of NT Mining Corporation for the quarter ended March 31, 2012, I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)

the Quarterly Report on Form 10-Q of NT Mining Corporation for the quarter ended March 31, 2012, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, fairly presents in all material respects, the financial condition and results of operations of NT Mining Corporation.

Dated: August 1, 2012	/s/ Carman Parente
Carman Parente, President, Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, Secretary, Treasurer and Director