Form 10-Q
period 2012-06-30
NT MINING Corp
filed 2012-09-19
CIK 1096759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2012
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
41,596,826 common shares issued and outstanding as of August 3, 2012.

NT MINING CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2012

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.   Interim Consolidated Financial Statements

The information in this report for the six months ended June 30, 2012, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which NT Mining Corporation ("NT Mining" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' deficiency and cash flows for those periods.

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

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

June 30, 2012

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

	As at June 30, 2012	As at December 31, 2011 (Audited)
	$	$
Assets

Cash and cash equivalents	6,073	1,136
Amounts receivable	-	41
Prepaid expense	1,000	-

	7,073	1,177

Mineral property interests (Note 4)	78,000	78,000

	85,073	79,177

Liabilities

Accounts payable and accrued liabilities (Note 5)	435,732	317,783
Debenture payable (Note 7)	476,515	469,785
Note payable (Note 6)	180,452	172,973
Due to related parties (Note 9)	147,694	113,243

	1,240,393	1,073,784

Stockholders' Deficiency
Capital stock (Note 8)
Authorized - 400,000,000 common shares, $0.001 par value
Issued and outstanding
June 30, 2012 – 47,596,826 common shares, $0.001 par value
December 31, 2011 – 47,596,826 common shares, $0.001 par value	47,596	47,596
Shares to be issued	60,000	60,000
Additional paid-in capital	9,273,602	9,273,602
Accumulated other comprehensive loss	(6,898)	(5,776)
Deficit, accumulated during the exploration stage	(10,529,620)	(10,370,029)

	(1,155,320)	(994,607)

	85,073	79,177

Nature and Continuance of Operations (Note 1), Commitments and Contingencies (Note 11) and Subsequent Event (Note 14)

On behalf of the Board:

“Carman Parente”

Director

Carman Parente

The accompanying notes are an integral part of these interim consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

	For the three month period ended June 30, 2012	For the three month period ended June 30, 2011 (Restated)	For the six month period ended June 30, 2012	For the six month period ended June 30, 2011 (Restated)	For the period from the date of inception on February 10, 1997 to June 30, 2012
	$	$	$	$	$
Expenses
Selling, general and administrative expenses	67,057	11,529	87,481	41,503	554,801
Exploration and field expense	-	-	-	-	43,518
Royalty expense	36,000	36,000	36,000	36,000	144,000
Depreciation of furniture, fixtures and office equipment	-	-	-	-	4,923

Net loss before other items	(103,057)	(47,529)	(123,481)	(77,503)	(747,242)

Other items
Interest expense	(18,014)	(17,457)	(36,068)	(34,627)	(230,875)
Write-down of amounts receivable	-	-	(42)	-	(5,027)
Write-down of furniture, fixtures and office equipment	-	-	-	-	(5,165)
Write-down of deposit on mineral property (Note 4)	-	-	-	-	(2,593,199)
Write-off of accounts payable (Notes 4 and 5)					90,000

Net loss before discontinued operations	(121,071)	(64,986)	(159,591)	(112,130)	(3,491,508)

Discontinued operations	-	-	-	-	(7,038,112)

Net loss for the period	(121,071)	(64,986)	(159,591)	(112,130)	(10,529,620)

Basic and diluted loss per common share	(0.003)	(0.001)	(0.003)	(0.002)

Weighted average number of shares outstanding	47,596,826	52,596,826	47,596,826	52,596,826

Comprehensive loss
Net loss for the period	(121,071)	(64,986)	(159,591)	(112,130)	(10,529,620)
Foreign exchange translation	-	-	(1,122)	(1,697)	(6,898)

Total comprehensive loss for the period	(121,071)	(64,986)	(160,713)	(113,827)	(10,563,518)

Basic and diluted comprehensive loss per common share	(0.003)	(0.001)	(0.003)	(0.002)

The accompanying notes are an integral part of these interim consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Statements of Changes in Stockholders’ Deficiency

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

	Common shares issued	Amount	Shares to be issued	Additional paid-in capital	Deficit, accumulated during the exploration stage	Accumulated other comprehensive income (loss)	Stockholders’ deficiency
		$	$	$	$	$	$
Balances, December 31, 2004	56	-	-	6,013,753	(6,088,963)	-	(75,210)
Shares returned for lease	(14)	-	-	-	-	-	-
Shares issued for services	854	-	-	8,030	-	-	8,030
Shares issued to settle debt	3,814	4	-	67,755	-	-	67,759
Shares sold for cash	10,000	10	-	9,990	-	-	10,000
Net loss for the year	-	-	-	-	(420,703)	-	(420,703)

Balances, December 31, 2005	14,710	14	-	6,099,528	(6,509,666)	-	(410,124)
Shares issued to settle debt	370	-	-	18,500	-	-	18,500
Shares issued for services	874	1	-	8,974	-	-	8,975
Net loss for the year	-	-	-	-	(528,446)	-	(528,446)

Balances, December 31, 2006	15,954	15	-	6,127,002	(7,038,112)	-	(911,095)
Shares issued to settle debt	75,168	75	-	485,730	-	-	485,805
Net loss for the year	-	-	-	-	(16,508)	-	(16,508)

Balances, December 31, 2007	91,122	90	-	6,612,732	(7,054,620)	-	(441,798)
Shares issued to settle debt	40,421,692	40,422	-	292,454	-	-	332,876
Shares issued to acquire
Bullmoose Mines Ltd.	6,000,000	6,000	-	(3,000)	-	-	3,000
Shares sold for cash	560,000	560	-	153,440	-	-	154,000
Net loss for the year	-	-	-	-	(57,829)		(57,829)
Foreign exchange translation	-	-	-	-	-	(72)	(72)

Balances, December 31, 2008	47,072,814	47,072	-	7,055,626	(7,112,449)	(72)	(9,823)
Shares issued to round out	12	-	-	-	-	-
Shares issued for cash	20,000	20	-	5,480	-	-	5,500
Shares issued for cash	200,000	200	-	24,800	-	-	25,000
Net loss for the year	-	-	-	-	(202,692)	-	(202,692)
Foreign exchange translation	-	-	-	-	-	72	72

Balances, December 31, 2009	47,292,826	47,292	-	7,085,906	(7,315,141)	-	(181,943)
Shares issued for cash	304,000	304	-	37,696			38,000
Shares to be issued for cash	-	-	60,000	-	-	-	60,000
Shares issued for mineral property	5,000,000	5,000	-	2,145,000	-	-	2,150,000
Net loss for the year	-	-	-	-	(2,865,147)	-	(2,865,147)
Foreign exchange translation	-	-	-	-	-	(6,024)	(6,024)

Balances, December 31, 2010	52,596,826	52,596	60,000	9,268,602	(10,180,288)	(6,024)	(805,114)
Shares cancelled	(5,000,000)	(5,000)	-	5,000	-	-	-
Net loss for the year	-	-	-	-	(189,741)	-	(189,741)
Foreign exchange translation	-	-	-	-	-	248	248

Balances, December 31, 2011	47,596,826	47,596	60,000	9,273,602	(10,370,029)	(5,776)	(994,607)
Net loss for the period	-	-	-	-	(159,591)	-	(159,591)
Foreign exchange translation	-	-	-	-	-	(1,122)	(1,122)

Balances, June 30, 2012	47,596,826	47,596	60,000	9,273,602	(10,529,620)	(6,898)	(1,155,320)

The accompanying notes are an integral part of these interim consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

	For the three month period ended June 30, 2012	For the three month period ended June 30, 2011 (Restated)	For the six month period ended June 30, 2012	For the six month period ended June 30, 2011 (Restated)	For the period from the date of inception on February 10, 1997 to June 30, 2012
	$	$	$	$	$

Cash flows from (used in) operating activities	(121,071)	(64,986)	(159,591)	(112,130)	(10,529,620)
Net loss for the period
Adjustments to reconcile loss to net cash provided by (used by) operating activities
Depreciation	-	-	-	-	10,598
Imputed interest on debenture (Note 7)	3,416	6,443	6,730	12,629	128,745
Accrued interest expense (Notes 6 and 7)	14,558	10,959	29,116	21,877	94,126
Write-down of amounts receivable	-	-	41	-	5,026
Write-down of furniture, fixture and office equipment	-	-	-	-	5,165
Write-down of mineral property (Note 4)	-	-	-	-	2,593,199
Write-down of accounts payable (Notes 4 and 5)	-	-	-		(90,000)
Changes in operating assets and liabilities
Increase in amounts receivable	-	-	-	-	(5,026)
Increase in prepaid expense	-	-	(1,000)	-	(974)
Increase in accounts payable and accrued liabilities (Notes 5 and 7)	84,167	47,487	96,312	79,048	329,127

	(18,930)	(97)	(28,392)	1,424	(7,459,634)

Cash flows used in investing activities
Purchase of furniture, fixtures, and office equipment	-	-	-	-	(15,763)
Cash acquisition of mineral property (Note 4)	-	-	-	-	(21,835)

	-	-	-	-	(37,598)

Cash flows from (used in) financing activities
Common shares issued for cash	-	-	-	-	7,171,198
Subscription received in advance (Note 8)	-	-	-	-	60,000
Note payable issued for cash (Note 6)	-	-	-	-	150,000
Increase (decrease) in due to related parties (Note 9)	24,216	-	34,451	(189)	129,005

	24,216	-	34,451	(189)	7,510,203

Effect of exchange rate changes on cash	-	-	(1,122)	(1,697)	(6,898)

Increase (decrease) in cash and cash equivalents	5,286	(97)	4,937	(462)	6,073

Cash and cash equivalents, beginning of period	787	591	1,136	956	-

Cash and cash equivalents, end of period	6,073	494	6,073	494	6,073

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

June 30, 2012

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

BML owns Mineral Lease #2775 plus 4 mineral claims located in the South MacKenzie Mining District, Northwest Territories, Canada (the “Bullmoose Gold Mine Property”).  According to a geological report issued May 6, 2008, from 1985 until shutdown in January 1987, approximately 54,000 tons of ore were mined and milled to produce approximately 20,001 ounces of gold by a former owner of the Bullmoose Gold Mine Property (Note 4).

As part of the acquisition of BML, the Company is obligated to pay annual royalties of $36,000 and to pay down a debenture liability as disclosed in Note 7. Since the Company continues to retain title to Bullmoose Gold Mine Property as at June 30, 2012, these obligations continue to be reflected in the interim consolidated financial statements of the Company.

On or about December 15, 2010, the Company entered into an agreement to settle litigation related to the ownership of BML and to rescind its acquisition of BML (the “Settlement Agreement”).  More particularly, the 6,000,000 common shares issued by the Company in consideration for the acquisition will be cancelled and $75,000 of the $85,000 paid as part consideration for the acquisition will be returned to the Company. The closing date was set for June 30, 2012 (the “Closing Date”).  As at June 30, 2012, the Company retains title to BML.

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

These interim consolidated financial statements as at June 30, 2012 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $159,591 for the six month period ended June 30, 2012 (June 30, 2011 - $112,130) and has working capital deficit of $1,233,320 at June 30, 2012 (December 31, 2011 - $1,072,607).

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

At June 30, 2012, the Company has suffered losses from exploration stage activities to date.  Although management is currently attempting to obtain an order revoking the cease trade order and subsequently implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

June 30, 2012

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and disclosure of comprehensive income (loss) and its components in the interim consolidated financial statements.  As at June 30, 2012, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the interim consolidated financial statements.

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

On October 14, 2008, the Company acquired BML in exchange for $12,000 cash, 6,000,000 shares of the Company common stock valued at $3,000 (Notes 8 and 11), a debenture in the face amount of $480,624 valued at fair value of $359,371 or for total consideration of $374,371 (Notes 4 and 7).

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

June 30, 2012

The purchase price allocation has been determined as follows:

Assets purchased:	$
Cash and cash equivalents	165
Prepaid expenses	26
Mineral property interests	421,199

Total assets acquired	421,390

Liabilities assumed:
Accounts payable	47,019

Net assets acquired	374,371

Purchase price	374,371

The related share purchase agreement also provides for payment of future royalties to the seller of BML equivalent to 6% of the Net Smelter Returns, as defined, from Bullmoose Gold Mine Property, with minimum royalty payments of $36,000 payable each year in advance on May 1.  The seller of BML was Hughes Maritime Corp. (“HMC”), owner of approximately 12.61% of the issued and outstanding common stock of the Company at June 30, 2012.

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

NOTE 4 – MINING PROPERTY INTERESTS

Bullmoose Gold Mine Property

On October 14, 2008, the Company acquired BML for total consideration of $374,371 (Note 3).  BML owns Mineral Lease #2775 plus 4 located mineral claims in the South MacKenzie Mining District, Northwest Territories, Canada.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

June 30, 2012

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

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

Included in accounts payable and accrued liabilities as at June 30, 2012 is accrued interest of $74,122 related to debenture payable (December 31, 2011 - $52,485) (Note 7).

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

During the year ended December 31, 2011, the Company recorded write-off of accounts payable in the amount of $90,000 related to the Valentine Gold Claim (Note 4).

NOTE 6 – NOTE PAYABLE

	June 30, 2012	December 31, 2011 (Audited)
	$	$

On June 20, 2010, the Company accepted a loan from a company owned by a family member of a director of the Company in the amount of $150,000 bearing interest at a rate of 10% per annum. The loan is unsecured and is due on demand. During the six month period ended June 30, 2012, the Company accrued interest expense of $7,479 (June 30, 2011 – $7,439) related to the note payable. The balance as at June 30, 2012 consists of principal of $150,000 (December 31, 2011 – $150,000) and accrued interest of $30,452 (December 31, 2011 – $22,973) (Note 9).	180,452	172,973

NOTE 7 – DEBENTURE PAYABLE

Debenture payable at June 30, 2012 consists of:

$
Amount due October 14, 2009	120,624
Amount due October 14, 2010	120,000
Amount due October 14, 2011	120,000
Amount due October 14, 2012	120,000

Total face amount	480,624
Initial present value discount of $121,253
Less accumulated amortization of $117,144	(4,109)

Net value as at June 30, 2012	476,515
Current portion	476,515

Non-current portion	-

On  October  14,  2008,  the Company recorded the debenture at the $359,371 present value (discounted at a 12% annual interest rate) of the $480,624 total payments  due and is amortizing  the $121,253 debt discount as interest expense using the interest method over the four year term of the debenture (Note 3).

During the six month period ended June 30, 2012, the Company recorded interest expense of $6,730 (June 30, 2011 – $12,629) related to amortization of the discount. As at June 30, 2012, the present value of the debenture is $476,515 (December 31, 2011 – $469,785).

The Company did not meet the repayment schedule as noted above. Interest is accrued on the overdue principal amounts at 12% per annum from the due dates. During the six month period ended June 30, 2012, the Company accrued interest expense of $21,637 (June 30, 2011 – $14,438) (Note 5).

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

On August 16, 2011, the Company cancelled 5,000,000 common shares issued on June 22, 2010 in relation to the Valentine Gold Claim (Note 4).

Shares to Be Issued

During the year ended December 31, 2010, the Company received $60,000 for the purchase of 200,000 common shares in the Company.  These shares were yet to be issued by the Company as at June 30, 2012.

NOTE 9 – DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Amounts due to related parties are non-interest bearing, unsecured and due on demand.

As at June 30, 2012, the amount due to related parties includes $23,531 (December 31, 2011 – $23,080) payable to a company controlled by a director and officer of the Company for exploration and field expenses paid on behalf of the Company.

As at June 30, 2012, the amount due to related parties includes $22,009 (December 31, 2011 – $11,625) payable to a director and officer of the Company related to unpaid consulting fees.

As at June 30, 2012, the amount due to related parties includes $2,948 (December 31, 2011 – $2,948) payable to a company controlled by a director and officer of the Company related to unpaid management fees.

As at June 30, 2012, the amount due to related parties includes $20,000 (December 31, 2011 – $20,000) payable to a director and officer of the Company related to unpaid management fees.

As at June 30, 2012, the amount due to related parties include $100 (December 31, 2011 – $100) payable to a company controlled by the Chief Executive Officer of the Company related to expenses paid on behalf of the Company.

As at June 30, 2012, the amount due to related parties include $49,500 (December 31, 2011 – $33,600) payable to a company controlled by the Chief Executive Officer of the Company related to unpaid management fees.

As at June 30, 2012, the amount due to related parties include $29,606 (December 31, 2011 – $21,890) payable to the Chief Executive Officer of the Company related to expenses paid on behalf of the Company.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

June 30, 2012

During the six month period ended June 30, 2012, the Company paid or accrued management fees of $15,900 (June 30, 2011 – $Nil) to a company controlled by the Chief Executive Officer of the Company.

During the year ended December 31, 2010, the Company accepted a loan from a company owned by a family member of a director of the Company in the amount of $150,000. As at June 30, 2012, a total of $180,452 was payable, which consists of principal of $150,000 and accrued interest of $30,452 (Note 6).

NOTE 10 - INCOME TAXES

The Company has losses carried forward for income tax purposes to June 30, 2012.  There are no current or deferred tax expenses for the six month period ended June 30, 2012 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six month period ended June 30, 2012	For the six month period ended June 30, 2011 (Restated)
	$	$

Deferred tax asset attributable to:
Current operations	54,261	38,124
Less: Change in valuation allowance	(54,261)	(38,124)

Net refundable amount	-	-

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

June 30, 2012

The composition of the Company’s deferred tax assets as at June 30, 2012 and December 31, 2011 are as follows:

	As at June 30, 2012	As at December 31, 2011 (Audited)
	$	$

Net income tax operating loss carryforward	10,529,620	10,370,029

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax assets	3,580,071	3,525,810
Less: Valuation allowance	(3,580,071)	(3,525,810)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at June 30, 2012, the Company has an unused net operating loss carry-forward balance of approximately $10,529,620 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2017 and 2032.

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

June 30, 2012

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

On the Closing Date (July 3, 2012, the first business day after June 30, 2012) all parties to the Settlement Agreement, except those responsible to return the $75,000 to the Company, tendered signed Settlement documents. As a result, the Company cancelled the 6,000,000 shares and commenced an action in the Supreme Court of British Columbia to recover the $75,000. The Company takes the position that until this sum is paid, it continues to hold title to the mineral properties through its ownership of all issued Bullmoose shares. As at June 30, 2012, the Company was still the owner of BML (Notes 1, 3, 4, 7, 8 and 14).

NOTE 12 – SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	For the six month period ended June 30, 2012	For the six month period ended June 30, 2011 (Restated)	For the period from the date of inception on February 10, 1997 to June 30, 2012
	$	$	$

Cash paid during the period for interest	-	121	12,480
Cash paid during the period for income taxes	-	-	-

Non cash investing and financing activities
Common shares issued on acquisition of BML	-	-	421,390
Common shares issued on acquisition of Valentine Gold Claim (Notes 4 and 8)	-	-	2,150,000
Common shares issued for debt (Note 8)	-	-	332,876

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

June 30, 2012

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

Liquidity Risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at June 30, 2012, the Company had a working capital deficiency of $1,233,320. The Company plans to improve its financial condition by obtaining new financing through loans. There is no assurance that the Company will be successful in accomplishing this objective.

NOTE 14 – SUBSEQUENT EVENT

The following event occurred during the period from the six month period ended June 30, 2012 to the date the interim consolidated financial statements were available to be issued on August 3, 2012:

On July 5, 2012, the Company cancelled 6,000,000 common shares issued during the year ended December 31, 2008 in relation to the acquisition of BML (Notes 1, 3, 4, 7, 8 and 11).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of

Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF NT MINING CORPRORATION FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2012 SHOULD BE READ IN CONJUNCTION WITH NT MINING CORPORATION’S INTERIM CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q.

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

Results of Operation – for the six months ended June 30, 2012 and 2011

REVENUE – NT Mining has not generated any revenues since inception.

EXPENSES - Total expenses were $159,591 for the six month period ended June 30, 2012.  Expenses had increased for the current six month period as compared to the six month period ended June 30, 2011 – $112,130. A total of $3,491,508 in expenses has been incurred by NT Mining since inception on February 10, 1997 through to June 30, 2012 (excluding the expenses prior to discontinued operation).  The increase in costs over this six month period is due to the increase in selling, general and administrative expenses and interest expense. The costs can be subdivided into the following categories.

1.

Selling, general and administrative expenses: $87,481 in general and administrative expenses was incurred for the six month period ended June 30, 2012 as compared to $41,503 for the six month period ended June 30, 2011, an increase of $45,978, due to the increase in legal and accounting services.

2.

Interest expense: The Company incurred interest expenses of $36,068 for the six month period ended June 30, 2012 as compared to $34,627 for the six month period ended June 30, 2011.

3.

Royalty expenses: $36,000 in royalty expenses was incurred for the six month period ended June 30, 2012 as compared to $36,000 for the six period ended June 30, 2011.

NT Mining plans to carefully control its expenses and overall costs. The Company does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Liquidity and Capital Resources

As noted above, the Company is currently subject to a cease trade order, prohibited it from issuing any securities.

During the six month period ended June 30, 2012, NT Mining satisfied its working capital needs by carefully managing its cash flow and deferring payments to its services vendors.  As June 30, 2012, the Company had cash and cash equivalents on hand in the amount of $6,073 (December 31, 2011 - $1,136) and current payable and accrued liabilities of $1,240,393 (December 31, 2011 - $1,073,784).  As June 30, 2012, NT Mining has $435,732 in accounts payable and accrued liabilities, $476,515 in debentures payable, $180,452 in note payable, and an additional $147,694 payable to related parties.  Given the current financial situation of NT Mining, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

To achieve our goals and objectives for the next 12 months, we plan to reduce operating expenses, delay exploration and mining expenditures, negotiate with creditors to defer payments.

Cash Used in Operating Activities

Operating activities for the six months ended June 30, 2012 and 2011 used cash of $29,514 and $273 net of foreign exchange effect, respectively, which reflect our recurring operating losses. Our net losses of $159,591 and $112,130 for the six months ended June 30, 2012 and 2011, respectively, were the primary reasons for our negative operating cash flow in both years. Our reported negative operating cash flows for the six months ended June 30, 2012 was offset by imputed interest of $6,730 on debenture and accrued interest of $29,116 for the reporting period.

Cash Used in Investing Activities

For the six months ended June 30, 2012 and 2011, we used $Nil in investing activities.

Cash from Financing Activities

Net cash flows provided by financing activities for the six month ended June 30, 2012 was $34,451 mainly from related party loans. Net cash flows used in financing activities for the six months ended June 30, 2011 was $189.

Off-Balance Sheet Arrangement

As of June 30, 2012, NT Mining did not have any off-balance sheet arrangements.

Capital Expenditure

Capital expenditures for the six month period ended June 30, 2012, amounted to $Nil. NT Mining does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

Carman Parente, our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2012. However, the Company has since taken steps to remedy certain identified deficiencies in its disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

On or about December 15, 2010, the Company entered into a settlement agreement underwhich the Company’s acquisition of Bullmoose will be rescinded (the “Settlement Agreement”).  More particularly, the 6,000,000 shares issued by the Company as consideration for the acquisition will be cancelled and $75,000 of the $85,000 as part consideration for the acquisition, will be returned to the Company.  The Company continues to retain title to Bullmoose as of June 30, 2012.

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

August 3, 2012

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

Date: August 3, 2012	/s/ Carman Parente
Carman Parente, President, Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, Secretary, Treasurer and Director

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND

CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of NT Mining Corporation for the quarter ended June 30, 2012, I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)

the Quarterly Report on Form 10-Q of NT Mining Corporation for the quarter ended June 30, 2012, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, fairly presents in all material respects, the financial condition and results of operations of NT Mining Corporation.

Dated: August 3, 2012	/s/ Carman Parente
Carman Parente, President, Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, Secretary, Treasurer and Director