Form 10-Q
period 2011-09-30
NT MINING Corp
filed 2012-12-05
CIK 1096759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2011
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

NT MINING CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2011

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.   Interim Consolidated Financial Statements

The information in this report for the nine months ended September 30, 2011, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which NT Mining Corporation ("NT Mining" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' deficiency and cash flows for those periods.

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

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

September 30, 2011

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

	September 30, 2011 (Restated)	December 31, 2010 (Audited)
	$	$
Assets

Cash and cash equivalents	483	956
Accounts receivable	41	41

	524	997

Mineral property interests (Note 4)	78,000	78,000

	78,524	78,997

Liabilities and Stockholders' deficiency

Accounts payable and accrued liabilities (Note 5)	334,925	220,209
Current portion of debenture payable (Note 7)	360,073	349,821
Note payable (Note 6)	169,193	157,973
Due to related parties (Note 9)	57,653	59,289

	921,844	787,292

Debenture payable (Note 7)	105,909	96,819

	1,027,753	884,111

Stockholders' deficiency
Capital Stock (Note 8)
Authorized - 400,000,000 common shares, $0.001 par value
Issued and outstanding
September 30, 2011 – 47,596,826 common shares, $0.001 par value
December 31, 2010 - 52,596,826 common shares, $0.001 par value	47,596	52,596
Shares to be issued	60,000	60,000
Additional paid-in capital	9,273,602	9,268,602
Accumulated other comprehensive loss	(5,776)	(6,024)
Deficit, Accumulated during the exploration stage	(10,324,651)	(10,180,288)

	(949,229)	(805,114)

	78,524	78,997

The accompanying notes are an integral part of these interim consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

	For the three month period ended September 30, 2011 (Restated)	For the three month period ended September 30, 2010	For the nine month period ended September 30, 2011 (Restated)	For the nine month period ended September 30, 2010	For the period from the date of inception on February 10, 1997 to September 30, 2011 (Restated)
	$	$	$	$	$
Expenses
Selling, general and administrative expenses	14,510	9,096	56,013	209,945	349,907
Exploration and field expense	-	-	-	24,061	43,518
Royalty expense	-	-	36,000	36,000	108,000
Depreciation of furniture, fixtures and office equipment	-	-	-	646	4,923

Net loss before other items	(14,510)	(9,096)	(92,013)	(270,652)	(506,348)

Other items
Interest expense	(17,723)	(3,790)	(52,350)	(16,341)	(176,842)
Write-down of amounts receivable	-	-	-	-	(4,985)
Write-down of furniture, fixtures and office equipment	-	-	-	-	(5,165)
Write-down of deposit on mineral property (Note 4)	-	-	-	-	(2,593,199)

Net loss before discontinued operations	(32,233)	(12,886)	(144,363)	(286,993)	(3,286,539)

Discontinued operations	-	-	-	-	(7,038,112)

Net loss for the period	(32,233)	(12,886)	(144,363)	(286,993)	(10,324,651)

Basic and diluted loss per common share	(0.001)	(0.000)	(0.003)	(0.006)

Weighted average number of shares outstanding	50,096,826	50,229,001	51,754,335	50,229,001

Comprehensive loss
Net loss for the period	(32,233)	(12,886)	(144,363)	(286,993)	(10,324,651)
Foreign exchange translation	1,945	-	248	-	(5,776)

Total comprehensive loss for the period	(30,288)	(12,886)	(144,115)	(286,993)	(10,330,427)

Basic and diluted comprehensive loss per common share	(0.001)	(0.000)	(0.003)	(0.006)

The accompanying notes are an integral part of these interim consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Statements of Changes in Stockholders’ Deficiency

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

	Common Shares Issued	Amount	Shares to be issued	Paid-in Capital	Deficit, accumulated during the exploration stage	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Deficiency
		$		$	$	$	$
Balances, December 31, 2004	56	-	-	6,013,753	(6,088,963)	-	(75,210)
Shares returned for lease	(14)	-	-	-	-	-	-
Shares issued for services	854	-	-	8,030	-	-	8,030
Shares issued to settle debt	3,814	4	-	67,755	-	-	67,759
Shares sold for cash	10,000	10	-	9,990	-	-	10,000
Net loss for the year	-	-	-	-	(420,703)	-	(420,703)

Balances, December 31, 2005	14,710	14	-	6,099,528	(6,509,666)	-	(410,124)
Shares issued to settle debt	370	-	-	18,500	-	-	18,500
Shares issued for services	874	1	-	8,974	-	-	8,975
Net loss for the year	-	-	-	-	(528,446)	-	(528,446)

Balances, December 31, 2006	15,954	15	-	6,127,002	(7,038,112)	-	(911,095)
Shares issued to settle debt	75,168	75	-	485,730	-	-	485,805
Net loss for the year	-	-	-	-	(16,508)	-	(16,508)

Balances, December 31, 2007	91,122	90	-	6,612,732	(7,054,620)	-	(441,798)
Shares issued to settle debt	40,421,692	40,422	-	292,454	-	-	332,876
Shares issued to acquire
Bullmoose Mines Ltd.	6,000,000	6,000	-	(3,000)	-	-	3,000
Shares sold for cash	560,000	560	-	153,440	-	-	154,000
Net loss for the year	-	-	-	-	(57,829)		(57,829)
Foreign exchange translation	-	-	-	-	-	(72)	(72)

Balances, December 31, 2008	47,072,814	47,072	-	7,055,626	(7,112,449)	(72)	(9,823)
Shares issued to round out	12	-	-	-	-	-
Shares issued for cash	20,000	20	-	5,480	-	-	5,500
Shares issued for cash	200,000	200	-	24,800	-	-	25,000
Net loss for the year	-	-	-	-	(202,692)	-	(202,692)
Foreign exchange translation	-	-	-	-	-	72	72

Balances, December 31, 2009	47,292,826	47,292	-	7,085,906	(7,315,141)	-	(181,943)
Shares issued for cash	304,000	304	-	37,696			38,000
Shares to be issued for cash	-	-	60,000	-	-	-	60,000
Shares issued for mineral property	5,000,000	5,000	-	2,145,000	-	-	2,150,000
Net loss for the year	-	-	-	-	(2,865,147)	-	(2,865,147)
Foreign exchange translation	-	-	-	-	-	(6,024)	(6,024)

Balances, December 31, 2010	52,596,826	52,596	60,000	9,268,602	(10,180,288)	(6,024)	(805,114)
Shares cancelled	(5,000,000)	(5,000)	-	5,000	-	-	-
Net loss for the period	-	-	-	-	(144,363)	-	(144,363)
Foreign exchange translation	-	-	-	-	-	248	248

Balances, September 30, 2011(Restated)	47,596,826	47,596	60,000	9,273,602	(10,324,651)	(5,776)	(949,229)

The accompanying notes are an integral part of these interim consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

	For the three month period ended September 30, 2011 (Restated)	For the three month period ended September 30, 2010	For the nine month period ended September 30, 2011 (Restated)	For the nine month period ended September 30, 2010	For the period from the date of inception on February 10, 1997 to September 30, 2011 (Restated)
	$	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(32,233)	(12,886)	(144,363)	(286,993)	(10,324,651)
Adjustments to reconcile loss to net cash used by operating activities
Depreciation	-	-	-	258	10,598
Imputed interest on debenture (Note 7)	6,713	-	19,342	8,766	118,212
Accrued interest expense (Notes 6 and 7)	10,999	3,781	32,876	-	50,891
Write-down of amounts receivable	-	-	-	-	4,985
Write-down of furniture, fixture and office equipment	-	-	-	-	5,165
Write-down of mineral property (Note 4)	-	-	-	-	2,593,199
Changes in operating assets and liabilities
Increase in amounts receivable	-	-	-	-	(5,026)
Decrease in prepaid expense	-	-	-	-	26
Increase (decrease) in accounts payable and accrued liabilities	14,012	(11,026)	93,060	103,241	170,296

	(509)	(20,131)	915	(174,728)	(7,376,305)

Cash flows used in investing activities
Purchase of furniture, fixtures, and office equipment	-	-	-	-	(15,763)
Cash acquisition of mineral property (Note 4)	-	-	-	-	(21,835)

	-	-	-	-	(37,598)

Cash flows from (used in) financing activities
Common shares issued for cash	-	-	-	158,000	7,171,198
Subscription received in advance (Note 8)	-	-	-	-	60,000
Note payable issued for cash (Note 6)	-	-	-	-	150,000
Increase (decrease) in due to related parties (Note 9)	(1,447)	-	(1,636)	14,540	38,964

	(1,447)	-	(1,636)	172,540	7,420,162

Effect of exchange rate changes on cash	1,945	-	248	72	(5,776)

Increase (decrease) in cash and cash equivalents	(11)	(20,131)	(473)	(2,116)	483

Cash and cash equivalents, beginning of period	494	20,139	956	2,124	-

Cash and cash equivalents, end of period	483	8	483	8	483

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements.

NT MINING CORPORATION

Amended and Restated

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

September 30, 2011

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

As part of the acquisition of Bullmoose, the Company is obligated to pay annual royalties of $36,000 and to pay down a debenture liability as disclosed in Note 7, in the December 31, 2010 year-end financial statements. Since the Company continues to retain title to the property as at September 30, 2011, these obligations continue to be reflected in the financial statements of the Company.

During the nine month period ended September 30, 2011, the Company entered into an agreement to settle litigation related to ownership of the Mining Property and to rescind its acquisition of the Mining Property (the “Settlement Agreement”). More particularly, the 6,000,000 shares issued by the Company in consideration for the acquisition will be cancelled and $75,000 of the $85,000 paid as part consideration for the acquisition will be returned to the Company. This agreement is set to close on June 30, 2012. Until that date, and afterwards, if the agreement does not close, the Company retains title to the Mining Property (Notes 3, 4, 7 and 11).

The Company is an exploration stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities”. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

These interim consolidated financial statements as at September 30, 2011 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $144,363 for the nine month period ended September 30, 2011 (September 30, 2010 – $286,993) and has working capital deficit of $921,320 at September 30, 2011 (December 31, 2010 – $786,295).

The Company is subject to a cease trade order, which was pronounced by the British Columbia Securities Commission on August 18, 2009, by reason of the Company’s failure to file financial statements in British Columbia. The Company has applied to rescind the order, however until the order is rescinded, the Company is prohibited from issuing securities and obtaining financing to fund its ongoing needs.

NT MINING CORPORATION

Amended and Restated

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

September 30, 2011

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

At September 30, 2011, the Company has suffered losses from exploration stage activities to date.  Although management is currently attempting to obtain an order revoking the cease trade order and subsequently implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Amended and Restated

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

September 30, 2011

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

Amended and Restated

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

September 30, 2011

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

Comprehensive income (loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and disclosure of comprehensive income (loss) and its components in the financial statements.  As at September 30, 2011, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the interim consolidated financial statements.

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

Amended and Restated

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

September 30, 2011

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

The related share purchase agreement also provides for payment of future royalties to the seller of BML equivalent to 6% of the Net Smelter Returns, as defined, from the Mining Property, with minimum royalty payments of $36,000 payable each year in advance on May 1.  The seller of BML was Hughes Maritime Corp. (“HMC”), owner of approximately 12.61% of the issued and outstanding common stock of the Company at September 30, 2011. The royalty expense for the nine month period ended September 30, 2011, was $36,000 (2010 - $36,000).

NT MINING CORPORATION

Amended and Restated

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

September 30, 2011

During the year ended December 31, 2010, the Company filed a lawsuit against HMC related to its interest in BML (Notes 1, 4, 7 and 11).  During the nine month period ended September 30, 2011, the Company entered into the Settlement Agreement to settle litigation related to ownership of the Mining Property and to rescind its acquisition of the Mining Property. More particularly, the 6,000,000 shares issued by the Company in consideration for the acquisition will be cancelled and $75,000 of the $85,000 paid as part consideration for the acquisition will be returned to the Company. This agreement is set to close on June 30, 2012. Until that date, and afterwards, if the agreement does not close, the Company retains title to the Mining Property.

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

During the year ended December 31, 2010, the Company has recorded a provision for a mineral property write-down of $2,250,000 related to the Valentine Gold Claim.

NT MINING CORPORATION

Amended and Restated

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

September 30, 2011

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

Included in accounts payable and accrued liabilities is accrued interest of $42,167 related to debenture payable (31December 2010 – $20,490) (Note 7). Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

NOTE 6 – NOTE PAYABLE

	September 30, 2011 (Restated)	December 31, 2010 (Audited)
	$	$

On June 20, 2010, the Company accepted a loan from a company owned by a family member of a director of the Company in the amount of $150,000 bearing interest at a rate of 10% per annum. The loan is unsecured and is due on demand. During the nine month period ended September 30, 2011, the Company accrued interest expense of $11,220 (September 30, 2010 – $4,192) related to the note payable. The balance as at September 30, 2011 consists of principal of $150,000 (December 31, 2010 – $150,000) and accrued interest of $19,193 (December 31, 2010 – $7,973).	169,193	157,973

NOTE 7 – DEBENTURE PAYABLE

Debenture payable at September 30, 2011 consists of:

$
Amount due October 14, 2009	120,624
Amount due October 14, 2010	120,000
Amount due October 14, 2011	120,000
Amount due October 14, 2012	120,000

Total face amount	480,624
Initial present value discount of $121,253
Less accumulated amortization of $106,611	14,642

Net value as at September 30, 2011	465,982
Current portion	360,073

Non-current portion	105,909

NT MINING CORPORATION

Amended and Restated

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

September 30, 2011

The  debenture,  which  was  issued  to  the  seller  of  BML  on  October  14,  2008,  did  not  provide  for  any  interest. Accordingly,  the Company recorded the debenture at the $359,371 present value (discounted at a 12% annual interest rate) of the $480,624  total payments  due and is amortizing  the $121,253 debt discount as interest expense using the interest method over the four year term of the debenture (Note 3).  As at September 30, 2011, the present value of the debenture is $465,982 (December 31, 2010 – $446,640). Interest is accrued at 12% per annum from the due date. During the nine month period ended September 30, 2011, the Company accrued interest expense of $21,656 (September 30, 2010 – $7,433) (Note 5).

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

Amended and Restated

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

September 30, 2011

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

vii.

On June 22, 2010, the Company issued 5,000,000 common shares valued at $0.43 per common shares for $2,150,000 for in relation to the Valentine Gold Claim. The Company is in the process of obtaining and cancelling these common shares as the Company has given up its interest in the Valentine Gold Claim (Notes 4 and 12).

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

ix.

On August 16, 2011, the Company cancelled 5,000,000 common shares issued on June 22, 2010 in relation to the Valentine Gold Claim (Note 4).

Shares to Be Issued

During the year ended December 31, 2010, the Company received $60,000 for the purchase of 200,000 common shares in the Company.  These shares were yet to be issued by the Company as at September 30, 2011.

NOTE 9 – RELATED PARTY TRANSACTIONS

As at September 30, 2011 the amount due to related parties includes $23,080 (December 31, 2010 – $24,630) payable to a company controlled by a director and officer of the Company for exploration and field expenses paid on behalf of the Company.

As at September 30, 2011, the amount due to related parties includes $11,625 (December 31, 2010 – $11,711) payable to a director and officer of the Company related to unpaid consulting fees.

As at September 30, 2011, the amount due to related parties includes $2,948 (December 31, 2010 – $2,948) payable to a company controlled by a director and officer of the Company related unpaid management fees.

As at September 30, 2011, the amount due to related parties includes $20,000 (December 31, 2010 – $20,000) payable to a director and officer of the Company related unpaid management fees.

During the nine month period ended September 30, 2011, the Company paid or accrued consulting fees of $Nil (September 30, 2010 – $12,000) to a director and officer of the Company.

NT MINING CORPORATION

Amended and Restated

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

September 30, 2011

During the nine month period ended September 30, 2011, the Company paid or accrued management fees of $Nil (September 30, 2010 – $15,000) to a director and officer of the Company.

During the nine month period ended September 30, 2011, the Company paid or accrued management fees of $Nil (September 30, 2010 – $21,000) to a company controlled by a director and officer of the Company.

NOTE 10 - INCOME TAXES

The Company has losses carried forward for income tax purposes to September 30, 2011.  There are no current or deferred tax expenses for the nine month period ended September 30, 2011 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended September 30, 2011 (Restated)	For the nine month period ended September 30, 2010
	$	$

Deferred tax asset attributable to:
Current operations	49,083	97,578
Less: Change in valuation allowance	(49,083)	(97,578)

Net refundable amount	-	-

NT MINING CORPORATION

Amended and Restated

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

September 30, 2011

The composition of the Company’s deferred tax assets as at September 30, 2011 and December 31, 2010 are as follows:

	As at September 30, 2011 (Restated)	As at December 31, 2010 (Audited)
	$	$

Net income tax operating loss carryforward	10,324,651	10,180,288

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax assets	3,510,381	3,461,298
Less: Valuation allowance	(3,510,381)	(3,461,298)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at September 30, 2011, the Company has an unused net operating loss carry-forward balance of approximately $10,324,651 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2017 and 2031.

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

The Company has settled the dispute, the particulars of which are set out in Note 4 (Notes 1, 3, 4 and 7).

NT MINING CORPORATION

Amended and Restated

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

September 30, 2011

A closing date of June 30, 2012 has been set for the implementation of the Settlement.  As at September 30, 2011, the Company was still the owner of BML until the Settlement closes.

NOTE 12 – SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	For the Nine month period ended September 30, 2011 (Restated)	For the Nine month period ended September 30, 2010	For the period from the date of inception on February 10, 1997 to September 30, 2011
	$	$	$

Cash paid during the period for interest	132	-	12,438
Cash paid during the period for income taxes	-	-	-

Non cash investing and financing activities
Common shares issued on acquisition of BML	-	-	421,390
Common shares issued on acquisition of Valentine Gold Claim	-	-	2,150,000
Common shares issued for debt	-	-	332,876

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

NT MINING CORPORATION

Amended and Restated

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

September 30, 2011

Liquidity Risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at September 30, 2011, the Company had a working capital deficiency of $921,320 (December 31, 2010 – $786,295). The Company plans to improve its financial condition by obtaining new financing through loans. There is no assurance that the Company will be successful in accomplishing this objective.

NOTE 14 – SUBSEQUENT EVENT

There were no subsequent events from the date of the nine month period ended September 30, 2011 to the date the interim consolidated financial statements were available to be issued on June 13, 2012.

Amended and Restated

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF NT MINING FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2011 SHOULD BE READ IN CONJUNCTION WITH NT MINING’S INTERIM CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q.

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

Amended and Restated

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

Results of Operation - For the nine months ended September 30, 2011 and 2010

REVENUE – NT Mining has not generated any revenues since inception.

EXPENSES - Total expenses were $92,013 for the nine month period ended September 30, 2011.  Expenses had decreased significantly for the current nine month period as compared to the nine month period ended September 30, 2010 – $270,652. A total of $506,348 in expenses has been incurred by NT Mining since inception on February 10, 1997 through to September 30, 2011 (excluding the expenses prior to discontinued operation).  The decrease in costs over this nine month period has occurred due to the reduction in selling, general and administration expenses. The costs can be subdivided into the following categories.

1.

Selling, general and administrative expenses: $56,013 in general and administrative expenses was incurred for the nine month period ended September 30, 2011 as compared to $209,945 for the nine month period ended Septembber 30, 2010, a decrease of $153,932, due to reduction in consulting, accounting, administration and promotional services.

2.

Exploration and field expenses: The Company  incurred exploration and field expenses of $Nil for the nine month period ended September 30, 2011 as compared to $24,061 for the nine month period ended September 30, 2010, a decrease of $24,061, due to the fact that acquisition of Bullmoose will be rescinded.

3.

Royalty expenses: $36,000 in royalty expenses was incurred for the nine month period ended September 30, 2011 as compared to $36,000 for the nine period ended September 30, 2010.

NT Mining plans to carefully control its expenses and overall costs. The Company does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Liquidity and Capital Resources

As noted above, the Company is currently subject to a cease trade order, prohibited it from issuing any securities.

Amended and Restated

During the nine month period ended September 30, 2011, NT Mining satisfied its working capital needs by carefully managing its cash flow and deferring payments to its services vendors.  As September 30, 2011, the Company had cash and cash equivalents on hand in the amount of $483 (December 31, 2010 - $956) and current payable and accrued liabilities of $921,844 (December 31, 2010 - $787,292).  As September 30, 2011, NT Mining has $334,925 in accounts payable and accrued liabilities, $360,073 in current portion of debentures payable, $169,193 in note payable, and an additional $57,653 payable to related parties.  Given the current financial situation of NT Mining, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

To achieve our goals and objectives for the next 12 months, we plan to reduce operating expenses, delay exploration and mining expenditures, negotiate with creditors to defer payments.

Cash Used in Operating Activities

Operating activities for the nine months ended September 30, 2011 and 2010 used cash of ($1,163) and $174,656 net of foreign exchange effect, respectively, which reflect our recurring operating losses. Our net losses of $144,363 and $286,993 for the nine months ended September 30, 2011 and 2010, respectively, were the primary reasons for our negative operating cash flows. Our reporting operating cash flows for the nine months ended September 30, 2011 was offset by imputed interest of $19,342 on debenture and accrued interest of $32,876 for the reporting period.

Cash Used in Investing Activities

For the nine months ended September 30, 2011 and 2010, we used $Nil in investing activities.

Cash from Financing Activities

Net cash flows used in financing activities for the nine months ended September 30, 2011 was $1,636. Net cash flows provided by financing activities for the nine month ended September 30, 2010 was $172,540 mainly from share issuance.

Off-Balance Sheet Arrangement

As of September 30, 2011, NT Mining did not have any off-balance sheet arrangements.

Capital Expenditure

Capital expenditures for the nine month period ended September 30, 2011, amounted to $Nil. NT Mining does not anticipate any significant purchase or sale of equipment over the next 12 months.

Amended and Restated

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

Amended and Restated

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

Amended and Restated

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

Carman Parente, our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2011. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were  not effective as of September 30, 2011. However, the Company has since taken steps to remedy certain identified deficiencies in its disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2011 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Amended and Restated

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

As of this date, a settlement has been reached underwhich the company’s acquisition of Bullmoose will be rescinded.  More particularly, the 6,000,000 shares issued by the company as consideration for the acquisition will be cancelled and $75,000 of the $85,000 as part consideration for the acquisition, will be returned to the company.  A closing date of June 30, 2012 has been set.  The company continues to retain title to Bullmoose as of September 30, 2011 and until the settlement closes and afterwards, if the settlement does not close.

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

Amended and Restated

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

Amended and Restated

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

Amended and Restated

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

Amended and Restated

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND

CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of NT Mining Corporation for the quarter ended September 30, 2011, I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)

the Quarterly Report on Form 10-Q of NT Mining Corporation for the quarter ended September 30, 2011, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, fairly presents in all material respects, the financial condition and results of operations of NT Mining Corporporation.

Dated: June 13, 2012	/s/ Carman Parente
Carman Parente, Chief Executive Officer
Dated: June 13, 2012	/s/ Carman Parente
Carman Parente, Chief Financial Officer