Form 10-Q
period 2012-09-30
NT MINING Corp
filed 2012-12-24
CIK 1096759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2012
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
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:Not applicable

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
47,596,826 common shares issued and outstanding as of December 20, 2012.

NT MINING CORPORATIONFORM 10-Q

For the Quarter Ended September 30, 2012

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.   Interim Consolidated Financial Statements

The information in this report for the nine months ended September 30, 2012, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which NT Mining Corporation ("NT Mining" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' deficiency and cash flows for those periods.

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

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2012

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited )

	As at September 30, 2012	As at December 31, 2011
	$	$
Assets

Cash and cash equivalents	6,365	1,136
Amounts receivable	-	41
Prepaid expense	-	-

	6,365	1,177

Mineral property interests (Note 4)	78,191	78,000

	84,556	79,177

Liabilities

Accounts payable and accrued liabilities (Note 5)	407,512	317,783
Debenture payable (Note 7)	480,624	469,785
Note payable from related parties (Note 6)	184,202	172,973
Due to related parties (Note 9)	144,865	113,243

	1,217,203	1,073,784

Stockholders' Deficiency
Convertible Preferred stock (Note 8)
Authorized - 1,000,000 preferred shares, $0.001 par value
Issued and outstanding
September 30, 2012 – 50,000 preferred shares, $0.001 par value
December 31, 2011 – Nil preferred shares, $0.001 par value	50	-
Capital stock (Note 8)
Authorized - 400,000,000 common shares, $0.001 par value
Issued and outstanding
September 30, 2012 – 47,596,826 common shares, $0.001 par value
December 31, 2011 – 47,596,826 common shares, $0.001 par value	47,596	47,596
Shares to be issued	60,000	60,000
Additional paid-in capital	9,708,552	9,273,602
Accumulated other comprehensive loss	(5,804)	(5,776)
Deficit, accumulated during the exploration stage	(10,943,041)	(10,370,029)

	(1,132,647)	(994,607)

	84,556	79,177

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the three month period ended September 30, 2012	For the three month period ended September 30, 2011 (Restated)	For the Nine month period ended September 30, 2012	For the nine month period ended September 30, 2011 (Restated)	For the period from the date of inception on February 10, 1997 to September 30, 2012
	$	$	$	$	$
Expenses
Selling, general and administrative expenses	9,745	14,510	97,226	56,013	564,546
Exploration and field expense	-	-	-	-	43,518
Royalty expense	-	-	36,000	36,000	144,000
Write-down of amounts receivable	(42)	-	-	-	4,985
Write-down of furniture, fixtures and office equipment	-	-	-	-	5,165
Write-down of deposit on mineral property (Note 4)	-	-	-	-	2,593,199
Loss on settlement of accounts payable	385,000	-	385,000	-	385,000
Write-off of accounts payable (Notes 4 and 5)	-	-	-	-	(90,000)
Depreciation of furniture, fixtures and office equipment	-	-	-	-	4,923

Net loss before other items	(394,703)	(14,510)	(518,226)	(92,013)	(3,655,336)

Other items
Interest expense	(18,718)	(17,723)	(54,786)	(52,350)	(249,593)

Net loss before discontinued operations	(413,421)	(32,233)	(573,012)	(144,363)	(3,904,929)

Discontinued operations	-	-	-	-	(7,038,112)

Net loss for the period	(413,421)	(32,233)	(573,012)	(144,363)	(10,943,041)

Basic and diluted loss per common share	(0.01)	(0.00)	(0.01)	(0.00)

Weighted average number of shares outstanding	47,596,826	50,096,826	47,596,826	51,754,335

Comprehensive loss
Net loss for the period	(413,421)	(32,233)	(573,012)	(144,363)	(10,943,041)
Foreign exchange translation	1,094	1,945	(28)	248	(5,804)

Total comprehensive loss for the period	(412,327)	(30,288)	(573,040)	(144,115)	(10,948,845)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Statements of Changes in Stockholders’ Deficiency

(Expressed in U.S. Dollars)

(Unaudited)

	Preferred share issued	Amount	Common shares issued	Amount	Shares to be issued	Additional paid-in capital	Deficit, accumulated during the exploration stage	Accumulated other comprehensive income (loss)	Stockholders’ deficiency
		$		$	$	$	$	$	$
Balances, December 31, 2004	-	-	56	-	-	6,013,753	(6,088,963)	-	(75,210)
Shares returned for lease	-	-	(14)	-	-	-	-	-	-
Shares issued for services	-	-	854	-	-	8,030	-	-	8,030
Shares issued to settle debt	-	-	3,814	4	-	67,755	-	-	67,759
Shares sold for cash	-	-	10,000	10	-	9,990	-	-	10,000
Net loss for the year	-	-	-	-	-	-	(420,703)	-	(420,703)

Balances, December 31, 2005	-	-	14,710	14	-	6,099,528	(6,509,666)	-	(410,124)
Shares issued to settle debt	-	-	370	-	-	18,500	-	-	18,500
Shares issued for services	-	-	874	1	-	8,974	-	-	8,975
Net loss for the year	-	-	-	-	-	-	(528,446)	-	(528,446)

Balances, December 31, 2006	-	-	15,954	15	-	6,127,002	(7,038,112)	-	(911,095)
Shares issued to settle debt	-	-	75,168	75	-	485,730	-	-	485,805
Net loss for the year	-	-	-	-	-	-	(16,508)	-	(16,508)

Balances, December 31, 2007	-	-	91,122	90	-	6,612,732	(7,054,620)	-	(441,798)
Shares issued to settle debt	-	-	40,421,692	40,422	-	292,454	-	-	332,876
Shares issued to acquire
Bullmoose Mines Ltd.	-	-	6,000,000	6,000	-	(3,000)	-	-	3,000
Shares sold for cash	-	-	560,000	560	-	153,440	-	-	154,000
Net loss for the year	-	-	-	-	-	-	(57,829)		(57,829)
Foreign exchange translation	-	-	-	-	-	-	-	(72)	(72)

Balances, December 31, 2008	-	-	47,072,814	47,072	-	7,055,626	(7,112,449)	(72)	(9,823)
Shares issued to round out	-	-	12	-	-	-	-	-
Shares issued for cash	-	-	20,000	20	-	5,480	-	-	5,500
Shares issued for cash	-	-	200,000	200	-	24,800	-	-	25,000
Net loss for the year	-	-	-	-	-	-	(202,692)	-	(202,692)
Foreign exchange translation	-	-	-	-	-	-	-	72	72

Balances, December 31, 2009	-	-	47,292,826	47,292	-	7,085,906	(7,315,141)	-	(181,943)
Shares issued for cash	-	-	304,000	304	-	37,696			38,000
Shares to be issued for cash	-	-	-	-	60,000	-	-	-	60,000
Shares issued for mineral property	-	-	5,000,000	5,000	-	2,145,000	-	-	2,150,000
Net loss for the year	-	-	-	-	-	-	(2,865,147)	-	(2,865,147)
Foreign exchange translation	-	-	-	-	-	-	-	(6,024)	(6,024)

Balances, December 31, 2010	-	-	52,596,826	52,596	60,000	9,268,602	(10,180,288)	(6,024)	(805,114)
Shares cancelled	-	-	(5,000,000)	(5,000)	-	5,000	-	-	-
Net loss for the year	-	-	-	-	-	-	(189,741)	-	(189,741)
Foreign exchange translation	-	-	-	-	-	-	-	248	248

Balances, December 31, 2011	-	-	47,596,826	47,596	60,000	9,273,602	(10,370,029)	(5,776)	(994,607)
Net loss for the period	-	-	-	-	-	-	(573,012)	-	(573,012)
Preferred shares issued for debt	50,000	50	-	-	-	434,950	-	-	435,000
Foreign exchange translation	-	-	-	-	-	-	-	(28)	(28)

Balances, September 30, 2012	50,000	50	47,596,826	47,596	60,000	9,708,552	(10,943,041)	(5,804)	(1,132,647)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the three month period ended September 30, 2012	For the three month period ended September 30, 2011 (Restated)	For the nine month period ended September 30, 2012	For the nine month period ended September 30, 2011 (Restated)	For the period from the date of inception on February 10, 1997 to September 30, 2012
	$	$	$	$	$

Cash flows from (used in) operating activities
Net loss for the period	(413,421)	(32,233)	(573,012)	(144,363)	(10,943,041)
Adjustments to reconcile loss to net cash provided by (used by) operating activities
Depreciation	-	-	-	-	10,598
Imputed interest on debenture (Note 7)	4,109	6,713	10,839	19,342	132,854
Accrued interest expense (Notes 6 and 7)	14,570	10,999	43,686	32,876	108,696
Loss on settlement of accounts payable	385,000	-	385,000	-	385,000
Write-down of amounts receivable	-	-	41	-	5,026
Write-down of furniture, fixture and office equipment	(191)	-	(191)	-	4,974
Write-down of mineral property (Note 4)	-	-	-	-	2,593,199
Write-down of accounts payable (Notes 4 and 5)	-	-	-		(90,000)
Changes in operating assets and liabilities
Increase in amounts receivable	-	-	-	-	(5,026)
Increase in prepaid expense	1,000	-	-	-	26
Increase in accounts payable and accrued liabilities (Notes 5 and 7)	10,960	14,012	107,272	93,060	340,087

	2,027	(509)	(26,365)	915	(7,457,607)

Cash flows used in investing activities
Purchase of furniture, fixtures, and office equipment	-	-	-	-	(15,763)
Cash acquisition of mineral property (Note 4)	-	-	-	-	(21,835)

	-	-	-	-	(37,598)

Cash flows from (used in) financing activities
Common shares issued for cash	-	-	-	-	7,171,198
Subscription received in advance (Note 8)	-	-	-	-	60,000
Note payable issued for cash (Note 6)	-	-	-	-	150,000
Increase (decrease) in due to related parties (Note 9)	(2,829)	(1,447)	31,622	(1,636)	126,176

	(2,829)	(1,447)	31,622	(1,636)	7,507,374

Effect of exchange rate changes on cash	1,094	1,945	(28)	248	(5,804)

Increase (decrease) in cash and cash equivalents	(802)	(11)	5,257	(473)	12,169

Cash and cash equivalents, beginning of period	6,073	494	1,136	956	-

Cash and cash equivalents, end of period	6,365	483	6,365	483	6,365

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2012

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

As part of the acquisition of BML, the Company is obligated to pay annual royalties of $36,000 and to pay down a debenture liability as disclosed in Note 7. Since the Company continues to retain title to Bullmoose Gold Mine Property as of September 30, 2012, these obligations continue to be reflected in the interim consolidated financial statements of the Company.

On or about December 15, 2010, the Company entered into an agreement to settle litigation related to the ownership of BML and to rescind its acquisition of BML (the “Settlement Agreement”).  More particularly, the 6,000,000 common shares issued by the Company in consideration for the acquisition would be cancelled and $75,000 of the $85,000 paid as part consideration for the acquisition will be returned to the Company. The closing date was set for June 30, 2012 (the “Closing Date”).

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

These interim consolidated financial statements as at September 30, 2012 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $573,012 for the nine month period ended September 30, 2012 (September 30, 2011 - $144,363) and has working capital deficit of $1,210,838 at September 30, 2012 (December 31, 2011 - $1,072,607).

The Company is subject to a cease trade order, which was pronounced by the British Columbia Securities

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2012

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

At September 30, 2012, the Company has suffered losses from exploration stage activities to date.  Although management is currently attempting to obtain an order revoking the cease trade order and subsequently implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(Unaudited)

September 30, 2012

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

(Unaudited)

September 30, 2012

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

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2012

The purchase price allocation has been determined as follows:

Assets purchased:	$
Cash and cash equivalents	165
Prepaid expenses	26
Mineral property interests	421,199

Total assets acquired	421,390

Liabilities assumed:
Accounts payable	47,019

Net assets acquired	374,371

Purchase price	374,371

The related share purchase agreement also provides for payment of future royalties to the seller of BML equivalent to 6% of the Net Smelter Returns, as defined, from Bullmoose Gold Mine Property, with minimum royalty payments of $36,000 payable each year in advance on May 1.  The seller of BML was Hughes Maritime Corp. (“HMC”), owner of approximately 12.61% of the issued and outstanding common stock of the Company at September 30, 2012.

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

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2012

During the year ended December 31, 2010, the Company filed a lawsuit against HMC related to its interest in BML.  The Company has entered into the Settlement Agreement under which the Company would rescind its acquisition of BML in exchange for the return of the 6,000,000 common shares previously issued to HMC and $75,000 of the $85,000 the Company had paid in consideration for the acquisition (Notes 1, 3, 7, 8, 11 and 14).

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

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

Included in accounts payable and accrued liabilities as at September 30, 2012 is accrued interest of $64,451 related to debenture payable (December 31, 2011 - $52,485) (Note 7).

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

During the year ended December 31, 2011, the Company recorded write-off of accounts payable in the amount of $90,000 related to the Valentine Gold Claim (Note 4).

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2012

NOTE 6 – NOTE PAYABLE

	September 30, 2012	December 31, 2011
	$	$

On June 20, 2010, the Company accepted a loan from a company owned by a family member of a director of the Company in the amount of $150,000 bearing interest at a rate of 10% per annum. The loan is unsecured and is due on demand. During the nine month period ended September 30, 2012, the Company accrued interest expense of $11,229 (September 30, 2011 – $11,220) related to the note payable. The balance as at September 30, 2012 consists of principal of $150,000 (December 31, 2011 – $150,000) and accrued interest of $34,202 (December 31, 2011 – $22,973) (Note 9).	184,202	172,973

NOTE 7 – DEBENTURE PAYABLE

Debenture payable at September 30, 2012 consists of:

$
Amount due October 14, 2009	120,624
Amount due October 14, 2010	120,000
Amount due October 14, 2011	120,000
Amount due October 14, 2012	120,000

Total face amount	480,624
Initial present value discount of $121,253	-
Less accumulated amortization of $117,144	-

Net value as at September 30, 2012	480,624
Current portion	480,624

Non-current portion	-

On  October  14,  2008,  the Company recorded the debenture at the $359,371 present value (discounted at a 12% annual interest rate) of the $480,624 total payments  due and is amortizing  the $121,253 debt discount as interest expense using the interest method over the four year term of the debenture (Note 3).

As at September 30, 2012, the present value of the debenture is $480,624 (December 31, 2011 – $469,785).

The Company did not meet the repayment schedule as noted above. Interest is accrued on the overdue principal amounts at 12% per annum from the due dates. During the nine month period ended September 30, 2012, the Company accrued interest expense of $32,456 (September 30, 2011 – $21,656) (Note 5).

The debenture is secured by the assets of the Company, including the issued and outstanding shares of BML,

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2012

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

Authorized

Authorized capital stock consists of 400,000,000 common shares with par value of $0.001 per share and 1,000,000 preferred shares with par value of $0.001 per share.

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

(Unaudited)

September 30, 2012

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

On August 16, 2011, the Company cancelled 5,000,000 common shares issued on June 22, 2010 in relation to the Valentine Gold Claim (Note 4).

viiii.

On September 29, 2012, the Company issued 50,000 preferred shares at a fair value of $435,000 to settle debt of $50,000. The Company incurred loss on debt settlement of $385,000.  The preferred shares are convertible into common stock at a ratio of 1000:1.

Shares to Be Issued

During the year ended December 31, 2010, the Company received $60,000 for the purchase of 200,000 common shares in the Company.  These shares were yet to be issued by the Company as at September 30, 2012.

NOTE 9 – DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Amounts due to related parties are non-interest bearing, unsecured and due on demand.

As at September 30, 2012, the amount due to related parties includes $11,826 (December 31, 2011 – $23,080) payable to a company controlled by a director and officer of the Company for exploration and field expenses paid on behalf of the Company.

As at September 30, 2012, the amount due to related parties includes $12,000 (December 31, 2011 – $11,625) payable to a director and officer of the Company related to unpaid consulting fees.

As at September 30, 2012, the amount due to related parties includes $2,882 (December 31, 2011 – $2,948) payable to a company controlled by a director and officer of the Company related to unpaid management fees.

As at September 30, 2012, the amount due to related parties includes $20,000 (December 31, 2011 – $20,000) payable to a director and officer of the Company related to unpaid management fees.

As at September 30, 2012, the amount due to related parties include $100 (December 31, 2011 – $100) payable to a company controlled by the Chief Executive Officer of the Company related to expenses paid on behalf of the Company.

As at September 30, 2012, the amount due to related parties include $66,640 (December 31, 2011 – $33,600) payable to a company controlled by the Chief Executive Officer of the Company related to unpaid management fees.

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2012

As at September 30, 2012, the amount due to related parties include $31,417 (December 31, 2011 – $21,890) payable to the Chief Executive Officer of the Company related to expenses paid on behalf of the Company.

During the nine month period ended September 30, 2012, the Company paid or accrued management fees of $29,250 (September 30, 2011 – $Nil) to a company controlled by the Chief Executive Officer of the Company.

During the year ended December 31, 2010, the Company accepted a loan from a company owned by a family member of a director of the Company in the amount of $150,000. As at September 30, 2012, a total of $184,202 was payable, which consists of principal of $150,000 and accrued interest of $34,202 (Note 6).

NOTE 10 - INCOME TAXES

The Company has losses carried forward for income tax purposes to September 30, 2012.  There are no current or deferred tax expenses for the nine month period ended September 30, 2012 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended September 30, 2012	For the nine month period ended September 30, 2011(Restated)
	$	$

Deferred tax asset attributable to:
Current operations	194,824	49,083
Less: Change in valuation allowance	(194,824)	(49,083)

Net refundable amount	-	-

NT MINING CORPORATION

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2012

The composition of the Company’s deferred tax assets as at September 30, 2012 and December 31, 2011 are as follows:

	As at September 30, 2012	As at December 31, 2011(Audited)
	$	$

Net income tax operating loss carryforward	10,943,041	10,370,029

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax assets	3,720,633	3,525,810
Less: Valuation allowance	(3,720,633)	(3,525,810)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at September 30, 2012, the Company has an unused net operating loss carry-forward balance of approximately $10,943,041 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2017 and 2032.

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

(Unaudited)

September 30, 2012

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

On the Closing Date (July 3, 2012, the first business day after June 30, 2012) all parties to the Settlement Agreement, except those responsible to return the $75,000 to the Company, tendered signed Settlement documents. As a result, the Company cancelled the 6,000,000 shares and commenced an action in the Supreme Court of British Columbia to recover the $75,000. The Company takes the position that until this sum is paid, it continues to hold title to the mineral properties through its ownership of all issued Bullmoose shares. As at September 30, 2012, the Company was still the owner of BML (Notes 1, 3, 4, 7, 8 and 14).

NOTE 12 – SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	For the nine month period ended September 30, 2012	For the nine month period ended September 30, 2011(Restated)	For the period from the date of inception on February 10, 1997 to September 30, 2012
	$	$	$

Cash paid during the period for interest	-	132	12,480
Cash paid during the period for income taxes	-	-	-

Non cash investing and financing activities
Common shares issued on acquisition of BML	-	-	421,390
Common shares issued on acquisition of Valentine Gold Claim (Notes 4 and 8)	-	-	2,150,000
Common shares issued for debt (Note 8)	-	-	332,876
Preferred shares issued for debt (Note 8)	50,000	-	50,000

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

(Unaudited)

September 30, 2012

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

Liquidity Risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at September 30, 2012, the Company had a working capital deficiency of $1,210,838. The Company plans to improve its financial condition by obtaining new financing through loans. There is no assurance that the Company will be successful in accomplishing this objective.

NOTE 14 – SUBSEQUENT EVENT

The following event occurred during the period from the nine month period ended September 30, 2012 to the date the interim consolidated financial statements were available to be issued on December 20, 2012:

None

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of

Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF NT MINING CORPRORATION FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2012 SHOULD BE READ IN CONJUNCTION WITH NT MINING CORPORATION’S INTERIM CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q.

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

Results of Operation – for the nine months ended September 30, 2012 and 2011

REVENUE – NT Mining has not generated any revenues since inception.

EXPENSES - Total expenses were $573,012 for the nine month period ended September 30, 2012.  Expenses had increased for the current nine month period as compared to the nine month period ended September 30, 2011 – $144,363. A total of $3,904,929 in expenses has been incurred by NT Mining since inception on February 10, 1997 through to September 30, 2012 (excluding the expenses prior to discontinued operation).  The increase in costs over this nine month period is due to loss on settlement of accounts payable, the increase in selling, general and administrative expenses and interest expense. The costs can be subdivided into the following categories.

1.

Selling, general and administrative expenses: $97,226 in general and administrative expenses was incurred for the nine month period ended September 30, 2012 as compared to $56,013 for the nine month period ended September 30, 2011, an increase of $41,213, due to the increase in legal and accounting services.

2.

Interest expense: The Company incurred interest expenses of $54,786 for the nine month period ended September 30, 2012 as compared to $52,350 for the nine month period ended September 30, 2011.

3.

Royalty expenses: $36,000 in royalty expenses was incurred for the nine month period ended September 30, 2012 as compared to $36,000 for the nine period ended September 30, 2011.

4.

Loss on settlement of accounts payable: $385,000 in loss on settlement of accounts payable was incurred for the nine month period ended September 30, 2012 as compared to $nil for the nine period ended September 30, 2011.

NT Mining plans to carefully control its expenses and overall costs. The Company does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.Liquidity and Capital Resources

As noted above, the Company is currently subject to a cease trade order, prohibited it from issuing any securities.

During the nine month period ended September 30, 2012, NT Mining satisfied its working capital needs by carefully managing its cash flow and deferring payments to its services vendors.  As September 30, 2012, the Company had cash and cash equivalents on hand in the amount of $6,365 (December 31, 2011 - $1,136) and current payable and accrued liabilities of $1,217,203 (December 31, 2011 - $1,073,784).  As September 30, 2012, NT Mining has $407,512 in accounts payable and accrued liabilities, $480,624 in debentures payable, $184,202 in note payable to related parties, and an additional $144,865 payable to related parties.  Given the current financial situation of NT Mining, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

To achieve our goals and objectives for the next 12 months, we plan to reduce operating expenses, delay exploration and mining expenditures, negotiate with creditors to defer payments.

Cash Used in Operating Activities

Operating activities for the nine months ended September 30, 2012 and 2011 used cash of $26,393 and $(1,163) net of foreign exchange effect, respectively, which reflect our recurring operating losses. Our net losses of $573,012 and $144,363 for the nine months ended September 30, 2012 and 2011, respectively, were the primary reasons for our negative operating cash flow in both years. Our reported negative operating cash flows for the nine months ended September 30, 2012 was offset by loss on settlement of accounts payable of $385,000, imputed interest of $10,839 on debenture and accrued interest of $43,686 for the reporting period.

Cash Used in Investing Activities

For the nine months ended September 30, 2012 and 2011, we used $Nil in investing activities.

Cash from Financing Activities

Net cash flows provided by financing activities for the nine month ended September 30, 2012 was $31,622 mainly from related party loans. Net cash flows used in financing activities for the nine months ended September 30, 2011 was $1,636.

Off-Balance Sheet Arrangement

As of September 30, 2012, NT Mining did not have any off-balance sheet arrangements.

Capital Expenditure

Capital expenditures for the nine month period ended September 30, 2012, amounted to $Nil. NT Mining does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

Carman Parente, our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2012. However, the Company has since taken steps to remedy certain identified deficiencies in its disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

December 20, 2012

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

Date: December 20, 2012	/s/ Carman Parente
Carman Parente, President, Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, Secretary, Treasurer and Director

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND

CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of NT Mining Corporation for the quarter ended September 30, 2012, I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)

the Quarterly Report on Form 10-Q of NT Mining Corporation for the quarter ended September 30, 2012, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, fairly presents in all material respects, the financial condition and results of operations of NT Mining Corporation.

Dated: December 20, 2012	/s/ Carman Parente
Carman Parente, President, Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, Secretary, Treasurer and Director