Form 10-K
period 2012-12-31
Sanwire Corp
filed 2013-04-16
CIK 1096759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2012
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to __________
Commission file number 94-33420647 CI # 00010966759
SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)
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
Common Stock with a par value of $0.00001 per share

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
months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.	Yes ☐	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.	Yes ☐	No ☐

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

41,332,147 common shares issued and outstanding as of April 15, 2013

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

As used in this annual report, the terms "we", "us", "our", “Company” and "Sanwire" mean Sanwire Corporation unless otherwise indicated.

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

On January 10, 2013, the Board of Directors of the Company approved the followings:

1. One (1) for fifty (50) reverse split of the issued and outstanding shares of Sanwire common stock;

2. To amend the Company’s Article of Incorporation to change the name of the Company to “Sanwire Corporation,” and

3. To amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock, par value $.00001 per share, of the Company from 500,000,000 shares to 750,000,000 shares after the Reverse Split.

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
  we face competition in our markets and we expect this competition to intensify; and
  we received a going concern opinion from our independent auditors report accompanying our December 31, 2012 and December 31, 2011 consolidated financial statements.
  the Company was subject to a cease trade order, which was pronounced by the British Columbia Securities Commission on August 18, 2009 by reason of the Company’s failure to file financial statements in British Columbia. The Order was rescinded on December 27, 2012.

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

On or about December 15, 2010, the Company entered into a settlement agreement underwhich the Company’s acquisition of Bullmoose will be rescinded (the “Settlement Agreement”). More particularly, the 120,000 shares issued by the company as consideration for the acquisition will be cancelled and $75,000 of the $85,000 as part consideration for the acquisition, will be returned to the Company. The Company continues to retain title to Bullmoose as of December 31, 2012.

On the Closing Date (July 3, 2012, the first business day after June 30 2012) all parties to the Settlement Agreement, except those responsible to return the $75,000 to the Company, tendered signed Settlement documents. As a result, the Company cancelled the 120,000 shares and commenced an action in the Supreme Court of British Columbia to recover the $75,000. The Company takes the position that until this sum is paid, it continues to hold title to the mineral properties through its ownership of all issued Bullmoose shares.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTC Markets QB tier under the symbol “NTMG”. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares (obtained from www.otcmarkets.com) for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended(1)	High	Low
December 31, 2012	$0.0850	$0.0850
September 30, 2012	$0.4350	$0.4350
June 30, 2012	$0.2000	$0.2000
March 31, 2012	$0.1500	$0.1500
December 31, 2011	$0.5000	$0.0200
September 30, 2011	$0.9000	$0.1000
June 30, 2011	$1.4500	$0.5750
March 31, 2011	$1.7500	$0.7500
Notes:
(1)	The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Item 6. Selected Financial Data

No disclosure is required hereunder as Sanwire is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K. Please see our audited consolidated financial statements included in this annual report on Form 10-K for detailed financial information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING MANAGEMENT DISCUSSION AND ANALYSIS (“MD&A”) PROVIDES INFORMATION ON THE ACTIVITIES OF SANWIRE CORPORATION (“NTMG” OR THE “COMPANY”) AND SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S AUDITED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN FORM 10-K. READERS ARE CAUTIONED THAT MANAGEMENT DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS AND THAT ACTUAL EVENTS MAY VARY SIGNIFICANTLY FROM MANAGAGEMENT’S EXPECTIONS.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Sanwire was incorporated in the state of Nevada on February 10, 1997. Its wholly owned subsidiary, Bullmoose Mines Ltd. (“BML”), was incorporated in the Northwest Territories, Canada on February 29, 2000. On October 14, 2008, the Company acquired BML.

The Company was formerly named Clear Water Mining, Inc. (to March 11, 1999), E-Casino Gaming Corporation (to June 21, 1999), E-Vegas.com Inc. (to July 20, 2000), 1st Genx.com Inc. (to October 18, 2001), Oasis Information Systems, Inc. (to January 27, 2005), 777 Sports Entertainment, Corp. (to September 26, 2008) and NT Mining Corporation (to March 8, 2013). On December 15, 2007, the Company’s former president died and the Company then discontinued its business operations.

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

In 2011, the Company settled litigation it had initiated to assert its interest in the Bullmoose Mine. Under the settlement the Company’s acquisition of Bullmoose will be rescinded. More particularly, the 120,000 shares issued by the company as consideration for the acquisition will be cancelled and $75,000 of the $85,000 paid as part consideration for the acquisition, will be returned to the Company. The closing date has been set for June 30, 2012. Until that date and afterwards, if the settlement does not close, the Company continues to retain title to Bullmoose.

Results of Operation - For the year ended December 31, 2012 and 2011

Revenue – Sanwire has not generated any revenues since inception.

Expenses – Total expenses in the amount of $239,786 were recorded for the year ended December 31, 2012, as compared to expenses of $209,426 for the year ended December 31, 2011. The increase in expenses for the year ended December 31, 2012, as compared to the year ended December 31, 2011, is primarily attributable to the increase in general and administrative expenses. The costs can be subdivided into the following categories.

1.	Selling, general and administrative expenses: $221,786 in general and administrative expenses was incurred for the year ended December 31, 2012 as compared to $173,426 for the year ended December 31, 2011, an increase of $48,360, due to increase in legal fees and management fees offset by reduction in consulting, accounting, administration and promotional services.

2.	Exploration and field expenses: The Company incurred exploration and field expenses of $Nil for the year ended December 31, 2012 as compared to $Nil for the year ended December 31, 2011, due to the fact that acquisition of Bullmoose was rescinded.

3.	Royalty expenses: $18,000 in royalty expenses was incurred for the year ended December 31, 2012 as compared to $36,000 for the year ended December 31, 2011. The decrease was due to the cancellation of the agreement under which the royalty expenses were paid.

Sanwire plans to carefully control its expenses and overall costs. The Company does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Liquidity and Capital Resources

During the year ended December 31, 2012, Sanwire satisfied its working capital needs by carefully managing its cash flow and deferring payments to its services vendors. As December 31, 2012, the Company had cash and cash equivalents on hand in the amount of $1,094 (2011 - $1,136) and current payable and accrued liabilities of $1,373,129 (2011 - $1,073,784). As at December 31, 2012, Sanwire has $530,352 (2011 - $317,783) in accounts payable and accrued liabilities, $480,624 (2011 - $469,785) in debentures payable, $187,931 (2011 - $172,973) in note payable, and an additional $174,222 (2011 - $113,243) payable to related parties. Given the proposed business activities of Sanwire, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

To achieve our goals and objectives for the next 12 months, we plan to reduce operating expenses, delay exploration and mining expenditures, negotiate with creditors to defer payments.

Cash Used in Operating Activities

Operating activities for the year ended December 31, 2012 and 2011 used cash of $61,021 and $53,774 net of foreign exchange effect, respectively, which reflect our recurring operating losses. Our net losses of $464,429 and $189,741 for the years ended December 31, 2012 and 2011, respectively, were the primary reasons for our negative operating cash flow in both years. Our reporting negative operating cash flows for the year ended December 31, 2012 was offset by imputed interest of $10,839 on debenture, accrued interest of $58,234 and provision for mining interest write-off of $78,000. We reported a loss on settlement of accounts payable in the amount of $77,000 during the year ended December 31, 2012. We reported a write-off of accounts payable in the amount of $90,000 during the year ended 31 December 2011 related to a mineral property option agreement dated June 22, 2010 in which the Company could acquire 100% interest in certain mineral property interest located in Vancouver, British Columbia, Canada (the “Valentine Gold Claim”).

Cash Used in Investing Activities

For the year ended December 31, 2012, we used $Nil in investing activities as compared to $Nil for the year ended December 31, 2011.

Cash from Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2012 was $60,979, mainly from related parties. Net cash flows provided by financing activities for the year ended December 31, 2011 was $53,954 mainly from related parties.

Off-Balance Sheet Arrangement

As of December 31, 2012 and 2011, Sanwire did not have any off-balance sheet arrangements.

Capital Expenditure

Capital expenditures for the years ended December 31, 2012 and 2011, amounted to $Nil. Sanwire does not anticipate any significant purchase or sale of equipment over the next 12 months.

Requirement for Additional Financing

The Company is in the mineral exploration and development business and has incurred losses since its inception. The Company has no revenue generating operations and has funded its operations primarily through trade credit.

Going Concern

The Company has incurred net losses for the period from inception on February 10, 1997 to December 31, 2012 of $10,834,458 and has no source of revenue. The continuity of the Company’s future operations is dependent on its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties.

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

Currency Risk

The Company’s major expenses and payables are in United States currency and are expected to continue to incur in United States currency. Fluctuations in the exchange rate between the United States dollar and other currency may have a material effect on the Company’s business, financial condition and results of operations. The Company does not actively hedge against foreign currency fluctations.

Interest Rate Risk

The Company has non-interest paying cash balances and interest-bearing debt with interest rates fixed at 10% to 12%.  It is management’s opinion that the Company is not exposed to significant interest risk arising from these financial instruments.

Liquidity Risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at December 31, 2012, the Company had a working capital deficit of $1,372,035 (2011 – $1,072,607). The Company plans to improve its financial condition by obtaining new financing through loans. There is no assurance that the Company will be successful in accomplishing this objective.

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

On or about December 15, 2010, the Company entered into a Settlement Agreement underwhich the Company’s acquisition of Bullmoose will be rescinded. More particularly, the 120,000 shares issued by the Company as consideration for the acquisition will be cancelled and $75,000 of the $85,000 as part consideration for the acquisition, will be returned to the Company.

On the Closing Date (July 3, 2012, the first business day after June 30, 2012) all parties to the Settlement Agreement, except those responsible to return the $75,000 to the Company, tendered signed Settlement documents. As a result, the Company cancelled the 120,000 shares and commenced an action to recover the $75,000. The Company takes the position that until this sum is paid, it continues to hold title to the mineral properties through its ownership of all issued Bullmoose shares.

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

On November 15, 2012, the Company was notified by James Stafford, Inc. Chartered Accountants (James Stafford) that they were no longer able to carry on audits for any American public companies doing SEC filings. On November 21, 2012, the board of directors of the Company approved and authorized the engagement of Malone Bailey LLP, of 10350 Richmond Ave Suite 800, Houston, TX 77042, as the Company's independent registered principal accountant.

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

Carman Parente, our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2012. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2012. However, the Company has since taken steps to remedy certain identified deficiencies in its disclosure controls and procedures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and integrity of our published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, include amounts based on judgments and estimates made by our management. We also prepared the other information included in the annual report and are responsible for its accuracy and consistency with the financial statements.

We are responsible for establishing and maintaining a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the reliability of our financial statements. We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we have identified the following material weaknesses in our internal control over financial reporting:

Lack of Independent Board of Directors and Audit Committee

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established. Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, management has concluded that the risks associated with the lack of an independent audit committee are not sufficient to justify the creation of such a committee at this time. Management will periodically re-evaluate this situation.

Lack of Segregation of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

Based on the identification of the weaknesses, our management has concluded that, as of the end of the period covered by this report on Form 10-K, our disclosure controls and procedures were not effective. Also, based upon that evaluation, our principal executive and financial officers have concluded that our company’s controls and procedures over financial reporting are inadequate at the end of the period covered by this report. To overcome these weaknesses, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data to our independent auditors in connection with the preparation of this annual report. Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rule that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names of all directors and executive officers of the Company as of April 15, 2013 and December 31, 2012. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination

December 31, 2012

Name	Position	Date Appointed
Jordan S. Wangh	Director	April 28, 2006
Richard A. Fesiuk	Director	December 12, 2007
Carman Parente	President, CEO, CFO, Treasurer and Director	May 16, 2011

April 15, 2013

Name	Position	Date Appointed
Naiel Kanno	Director, Corporate Secretary	January 18, 2013
J Roland Vetter	Director	January 21, 2013
Carman Parente	President, CEO, CFO, Treasurer and Director	May 16, 2011

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

Jordan S. Wangh

Mr. Jordan S. Wangh has been the Chief Executive Officer and President of World Web Publishing.com Corp., since January 4, 2008. Mr. Wangh serves as the President/Owner of Omnexis Consulting Corporation, which he founded in 2005 to provide financial and public company consulting services. He served as the Chief Executive Officer of Sanwire Corp. since April 28, 2006 until May 16, 2011. He served as the President of Sanwire Corp. from September 2008 to May 16, 2011. In the past five years, he has held a variety of positions in sales, management, software development and IT consulting. From 2002 to 2005, he served as the North America Sales Manager of Comony Enterprise. As a Software Designer and Developer for Sony Electronics from 2000 to 2003, Mr. Wangh designed, built and developed customized product systems based on client consultation. He has been a Director of World Web Publishing.com Corp., since January 4, 2008. Mr. Wangh holds a BS in Computer Engineering from Santa Clara University in 1999.

Richard A. Fesiuk

Mr. Richard Albert Fesiuk serves as the President of Atrypa Gold Corp. Mr. Fesiuk served as the Chief Financial Officer and Secretary of Sanwire Corp. from December 12, 2007 to May 16, 2011. Previously, he served as a Director or Officer of several TSX Venture-listed companies, including General Energy Corp. and Avance International Inc. He served as Treasurer of Sanwire Corp. from September 2008 to May 16, 2011. His experience in the mining industry is extensive, encompassing all phases of exploration, development and production throughout North and South America. He has conducted research for innovative mineral extraction methods involving jigs of various types and has constructed and repaired mineral concentration equipment through his previous experience as a heavy duty mechanic. Mr. Fesiuk has been a Member of Advisory Board at Auric Mining Company since April 29, 2011.

Naiel P. Kanno

With a 22+ year successful background in developing and guiding leading-edge technology companies, He’s an entrepreneur with proven ability to identify and recognize opportunities and market trends. Prior to joining the Sanwire team, Mr. Kanno was the President and CEO, a major shareholder and investor of iPackets International, Inc., a provider of mine-safety solutions. From 2000 to 2004, he was the President and CEO, a major shareholder and investor of L3 Technology, Inc., a provider of wireless solutions. From 1988 to 1999, he was the founder, President and CEO of EXL Information Corp., a provider of billing and customer care software solutions to competitive local exchange carriers, inter-exchange carriers, and long distance providers. He sold EXL to Los Angeles-based OAN Services, a premium provider of specialized billing services and clearinghouse. OAN was a former division of EDS. He also had a successful tenure at Boston-based Prime Computer, Inc., which included technical positions. Mr. Kanno holds a B.Sc. degree in Computer Science from Simon Fraser University, Burnaby, British Columbia, Canada.

J Roland Vetter

As an executive with a significant background in growing start-up companies, Roland Vetter specializes in technology, manufacturing and mining, with the skill to highlight opportunities and find innovative solutions to successfully grow such companies. He has diverse financial and operational ability at an executive level, including specialist expertise in completing due diligence, business plans and fund-raising. Historically he has had hands on expertise in assimilating and rationalizing operations as well as implementing projects, mergers, acquisitions and disposals. He has been responsible for risk management, internal controls, Corporate-governance and in optimizing funding structures including corporate tax planning. Roland Vetter is a Member of the Canadian and the South African Institute of Chartered Accountants. He holds a Bachelor of Commerce and a Bachelor of Accounting degree from the University of the Witwatersrand, South Africa. Mr. Vetter was the former Group Financial Director Services for the Zimco Group and a former Chairman of the Anglo American Audit Liaison Committee. He worked for 12 years for Zimco (part of Anglo American Corporation), comprised twelve distinct operations involved in manufacturing and mining with an annual turnover in excess of $300 million. Since immigrating to Canada in 1998 Roland Vetter has been actively involved in venture capital and has consulted to start up companies in both the technology and mining sectors.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Award ($)	Non-Equity Incentive Plan ($)	Nonquali-fied Deferred Comp. ($)	All Other Comp. ($)	Total ($)
Jordan S. Wangh (1) Director	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	Nil	Nil	Nil	Nil	Nil	Nil	36,000	36,000
Richard A. Fesiuk (2) Director	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	Nil	Nil	Nil	Nil	Nil	Nil	12,000	12,000
Carman Parente (3) President, CEO, CFO, Treasurer and Director	2012	Nil	Nil	Nil	Nil	Nil	Nil	39,000	39,000
	2011	Nil	Nil	Nil	Nil	Nil	Nil	33,600	33,600
	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Notes:
(1)	Mr. Jordan S. Wangh was a director as at December 31, 2011. Mr. Wangh or entities controlled by him were paid or accrued management fees during the fiscal years ended December 31, 2010 and 2009. Mr. Wangh resigned as President and CEO on May 16, 2011.
(2)	Mr. Richard A. Fesiuk was a director as at December 31, 2011. Mr. Fesiuk or entities controlled by him were paid or accrued management fees during the fiscal years ended December 31, 2010 and 2009. Mr. Fesiuk resigned as Treasurer and CFO on May 16, 2011.
(3)	Mr. Carman Parente was appointed to the office of president, CEO, CFO, treasurer and director on May 16, 2011. Mr. Parente or entities controlled by him were paid or accrued management fees during the fiscal years ended December 31, 2011 and December 31, 2012.

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

Compensation of Directors for Year Ended December 31, 2012

Set forth below is a summary of the compensation paid to each person that served as a director in the year ended December 31, 2012.

Director Compensation
Name	Fees Earned Or Paid in Cash ($)	Stock Award ($)	Option Award ($)	All Other Compensation ($) (2)	Total ($)
Jordan S. Wangh	Nil	Nil	Nil	Nil	Nil
Richard A. Fesiuk	Nil	Nil	Nil	Nil	Nil
Carman Parente (1)	Nil	Nil	Nil	39,000	39,000
Notes:
(1)	Mr. Carman Parente was appointed to serve as a director on May 16, 2011.
(2)	The amounts listed under the Column entitled “All Other Compensation” in the “Director Compensation” table relate to management fees earned during the period reported by the officers, or entities controlled by the officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, to the best knowledge of the Company as of April 16, 2013 with respect to each director and officer and management as a group and any holder owning more than 5% of the outstanding common stock

Name and Address	Position	Class of Shares	Number of Shares	Percentage Note (1)

Jordan S. Wangh (Note 2) 809 - 9171 Ferndale Road Richmond, BC V6Y 1X4 Canada	Director	Common	84,000	0.21%
Richard A. Fesiuk (Note 3) 213 - 7110 - 133rd Street Surrey, BC V3W 7Z7 Canada	Director	Common	80,800	0.20%
Management as a Group		Common	164,800	0.41%
Others of record owning 5% or more

Naiel Kanno 5900 Muir Drive Richmond, BC V6V 2Y2	Director (from January 18, 2013)	Common	20,300,000	49.12%

Notes:
(1)	The above percentages are based on 41,332,147 shares of common stock outstanding as of April 16, 2013.
(2)	60,000 shares are held by Capcora Investment Corp., a BC Canadian Company owned by Jordan S. Wangh, who also holds 24,000 shares directly for a total of 84,000.
(3)	60,000 shares are held by Atrypa Gold Corp., a BC Canadian Company controlled by Richard A. Fesiuk, who also holds 20,800 shares directly for a total of 80,800.

(4)	4,700,000 shares are held by Kanno Group Holding Ltd, a BC Canadian Company and a further 15,300,000 shares are held by Kanno Group Holdings II Ltd, a BC Canadian Company owned by Naiel Kanno, who also holds 300,000 shares directly, for a total of 20,300,00

Item 13. Certain Relationships and Related Transactions, and Director Independence

As at December 31, 2012, the amount due to related parties includes $23,080 (2010 – $23,080) payable to Atrypa Gold Corp., a company controlled by Mr. Richard A. Fesiuk, for exploration and field expenses paid on behalf of the Company.

As at December 31, 2012, the amount due to related parties includes $21,637 (2011 – $11,625) payable to Mr. Richard A. Fesiuk related to unpaid consulting fees.

As at December 31, 2012, the amount due to related parties includes $2,948 (2011 – $2,948) payable to Omnexis Consulting Corporation, a company controlled by Mr. Jordan S. Wangh, related unpaid management fees.

As at December 31, 2012, the amount due to related parties includes $20,000 (2011 – $20,000) payable to Mr. Jordan S. Wangh related unpaid management fees.

As at December 31, 2012, the amount due to related parties include $100 (2011 – $Nil) payable to 627073 BC Ltd., a company controlled by Mr. Carman Parente related to expenses paid on behalf of the Company.

As at December 31, 2012, the amount due to related parties include $31,416 (2011 – $21,890) payable to Mr. Carman Parente related to expenses paid on behalf of the Company.

As at December 31, 2012, the amount due to related parties include $75,041 (2011 – $33,600) payable to 567147 BC Ltd., a company controlled by Mr. Carman Parente related to unpaid management fees.

During the year ended December 31, 2012, the Company paid or accrued management fees of $10,000 (2011 – $Nil, 2010 – $21,000) to a company controlled by the director of the Company.

During the year ended December 31, 2012, the Company paid or accrued management fees of $55,980 (2011 – $33,600, 2010 – $Nil) to a company controlled by the Chief Executive Officer of the Company.

During the year ended 31 December 2010, the Company accepted a loan from a company owned by a family member of a director of the Company in the amount of $150,000 bearing interest at a rate of 10% per annum.

Item 14. Principal Accounting Fees and Services

The following table is a summary of the fees billed to the Company by the auditors for professional services for the fiscal years ended December 31, 2012 and 2011.

Fee Category	Fiscal 2012 Fees	Fiscal 2011 Fees
	($)	($)
Audit Fees	10,000	9,813
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	10,000	9,813

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

Sanwire Corporation
By:	/s/ “Carman Parente”
Carman Parente, President, CEO and Member of the Board of Directors
Date:	April 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Sanwire Corporation
By:	/s/ “Carman Parente”
Carman Parente, President, CEO and Member of the Board of Directors
Date:	April 15, 2013

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION) Index to Financial Statements
Report of Independent Registered Public Accounting Firm	22
Financial Statements:
Consolidated Balance Sheets as of December 31, 2012 and 2011	23
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 (audited) and for the period from the date of inception on February 10, 1997 to December 31, 2012 (unaudited)	24
Consolidated Statements of Changes in Stockholders’ Deficiency for the period from the date of inception on February 10, 1997 to December 31, 2012	25
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 (audited) and for the period from the date of inception on February 10, 1997 to December 31, 2012 (unaudited)	26
Notes to Consolidated Financial Statements	27

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)

(An Exploration Stage Company)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sanwire Corporation

(formerly NT Mining Corporation)

(An Exploration Stage Company)

Vancouver, British Columbia, Canada

We have audited the accompanying consolidated balance sheets of Sanwire Corporation and its subsidiary (An Exploration Stage Company) (collectively, the “Company”) as of December, 31 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity(deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanwire Corporation and its subsidiary as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

April 15, 2013

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

.

	December 31, 2012	December 31, 2011
	$	$
Assets

Cash and cash equivalents	1,094	1,136
Accounts receivable	—	41

	1,094	1,177

Mineral property interests (Note 4)	—	78,000

	1,094	79,177

Liabilities

Accounts payable and accrued liabilities (Note 5)	530,352	317,783
Debenture payable (Note 7)	480,624	469,785
Note payable to related party (Note 6)	187,931	172,973
Due to related parties (Note 9)	174,222	113,243

	1,373,129	1,073,784

Stockholders' Deficiency
Capital stock (Note 8)
Authorized - 750,000,000 common shares, $0.00001 par value
Issued and outstanding
December 31, 2012 – 1,151,937 common shares, $0.00001 par value
December 31, 2011 – 951,937 common shares, $0.00001 par value	12	10
Shares to be issued	60,000	60,000
Additional paid-in capital	9,408,187	9,321,188
Accumulated other comprehensive loss	(5,776)	(5,776)
Deficit, accumulated during the exploration stage	(10,834,458)	(10,370,029)

	(1,372,035)	(994,607)

	1,094	79,177

Nature and Continuance of Operations (Note 1), Commitments and Contingencies (Note 11) and Subsequent Event (Note 14)

On behalf of the Board:

“Carman Parente” Director

Carman Parente

The accompanying notes are an integral part of these consolidated financial statements.

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)

(An Exploration Stage Company)

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Expressed in U.S. Dollars)

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the period from the date of inception on February 10, 1997 to December 31, 2012 (Unaudited)
	$	$	$
Expenses
Selling, general and administrative expenses	221,786	173,426	689,106
Exploration and field expense	—	—	43,518
Royalty expense	18,000	36,000	126,000
Loss on settlement of accounts payable (Note 8)	77,000	—	77,000
Write-down of amounts receivable	—	—	4,985
Write-down of furniture, fixtures and office equipment	191	—	5,356
Write-down of intangible asset (Note 4)	78,000	—	2,671,199
Write-off of accounts payable (Notes 4 and 5)	—	(90,000)	(90,000)
Depreciation of furniture, fixtures and office equipment	—	—	4,923

Net loss before other items	(394,977)	(299,426)	(3,532,087)

Other items
Interest expense (Notes 6 and 7)	(69,452)	(70,315)	(264,259)

Net loss before discontinued operations	(464,429)	(189,741)	(3,796,346)

Discontinued operations	—	—	(7,038,112)

Net loss for the period	(464,429)	(189,741)	(10,834,458)

Basic and diluted loss per common share	(0.46)	(0.20)	n/a

Weighted average number of shares outstanding	1,004,540	957,142	n/a

Comprehensive loss
Net loss for the period	(464,429)	(189,741)	(10,834,458)
Foreign exchange translation	—	248	(5,776)

Total comprehensive loss for the period	(464,429)	(189,493)	(10,840,234)

The accompanying notes are an integral part of these consolidated financial statements.

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Deficiency

Inception to December 31, 2012

(Expressed in U.S. Dollars)

	Preferred share issued	Amount	Common shares issued	Amount	Shares to be issued	Additional paid-in capital	Deficit, accumulated during the exploration stage	Accumulated other comprehensive income (loss)	Stockholders’ deficiency
		$		$	$	$	$	$	$
Balances, December 31, 2004 (Unaudited)	—	—	1	—	—	6,013,753	(6,088,963)	—	(75,210)
Shares returned for lease	—	—	—	—	—	—	—	—	—
Shares issued for services	—	—	17	—	—	8,030	—	—	8,030
Shares issued to settle debt	—	—	76	—	—	67,759	—	—	67,759
Shares sold for cash	—	—	200	—	—	10,000	—	—	10,000
Net loss for the year	—	—	—	—	—	—	(420,703)	—	(420,703)

Balances, December 31, 2005 (Unaudited)	—	—	294	—	—	6,099,542	(6,509,666)	—	(410,124)
Shares issued to settle debt	—	—	7	—	—	18,500	—	—	18,500
Shares issued for services	—	—	17	—	—	8,975	—	—	8,975
Net loss for the year	—	—	—	—	—	—	(528,446)	—	(528,446)

Balances, December 31, 2006 (Unaudited)	—	—	318	—	—	6,127,017	(7,038,112)	—	(911,095)
Shares issued to settle debt	—	—	1,504	—	—	485,805	—	—	485,805
Net loss for the year	—	—	—	—	—	—	(16,508)	—	(16,508)

Balances, December 31, 2007 (Unaudited)	—	—	1,822	—	—	6,612,822	(7,054,620)	—	(441,798)
Shares issued to settle debt	—	—	808,435	9	—	332,867	—	—	332,876
Shares issued to acquire
Bullmoose Mines Ltd.	—	—	120,000	1	—	2,999	—	—	3,000
Shares sold for cash	—	—	11,200	—	—	154,000	—	—	154,000
Net loss for the year	—	—	—	—	—	—	(57,829)		(57,829)
Foreign exchange translation	—	—	—	—	—	—	—	(72)	(72)

Balances, December 31, 2008 (Unaudited)	—	—	941,457	10	—	7,102,688	(7,112,449)	(72)	(9,823)
Shares issued to round out	—	—	—	—	—	—	—	—
Shares issued for cash	—	—	400	—	—	5,500	—	—	5,500
Shares issued for cash	—	—	4,000	—	—	25,000	—	—	25,000
Net loss for the year	—	—	—	—	—	—	(202,692)	—	(202,692)
Foreign exchange translation	—	—	—	—	—	—	—	72	72

Balances, December 31, 2009 (Unaudited)	—	—	945,857	10	—	7,133,188	(7,315,141)	—	(181,943)
Shares issued for cash	—	—	6,080	—	—	38,000			38,000
Shares to be issued for cash	—	—	—	—	60,000	—	—	—	60,000
Shares issued for mineral property	—	—	100,000	1	—	2,149,999	—	—	2,150,000
Net loss for the year	—	—	—	—	—	—	(2,865,147)	—	(2,865,147)
Foreign exchange translation	—	—	—	—	—	—	—	(6,024)	(6,024)

Balances, December 31, 2010 (Unaudited)	—	—	1,051,937	11	60,000	9,321,187	(10,180,288)	(6,024)	(805,114)
Shares cancelled	—	—	(100,000)	(1)	—	1	—	—	—
Net loss for the year	—	—	—	—	—	—	(189,741)	—	(189,741)
Foreign exchange translation	—	—	—	—	—	—	—	248	248
Balances, December 31, 2011	—	—	951,937	10	60,000	9,321,188	(10,370,029)	(5,776)	(994,607)
Shares issued for debt	—	—	200,000	2	—	86,998	—	—	87,000
Preferred shares issued for debt	50,000	50	—	—		434,950	—	—	435,000
Cancellation of preferred shares issued for debt	(50,000)	(50)	—	—	—	(434,950)	—	—	(435,000)
Net loss for the period	—	—	—	—	—	—	—	—	(464,429)
Balances, December 31, 2012	—	—	1,151,937	12	60,000	9,408,187	(10,834,458)	(5,776)	(1,372,035)

The accompanying notes are an integral part of these consolidated financial statements.

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the period from the date of inception on February 10, 1997 to December 31, 2012 (Unaudited)
	$	$	$

Cash flows used in operating activities
Net loss for the period	(464,429)	(189,741)	(10,834,458)
Adjustments to reconcile loss to net cash used by operating activities
Depreciation	—	—	4,923
Amortization of debt discount (Note 7)	10,839	23,145	132,854
Accrued interest expense (Notes 5 and 6)	58,234	46,995	123,244
Loss on settlement of accounts payable	77,000	—	77,000
Write-down of accounts receivable	41	—	5,026
Write-down of furniture, fixture and office equipment	—	—	5,165
Write-down of mineral property (Note 4)	78,000	—	2,671,199
Write-off of accounts payable (Note 5)	—	(90,000)	(90,000)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	—	—	(5,026)
(Increase) decrease in prepaid expense	—	—	26
Accrued interest expense (Notes 5 and 6)	58,234	46,995	123,244
Increase (decrease) in accounts payable and accrued liabilities	179,294	155,579	417,784

	(61,021)	(54,022)	(7,492,263)

Cash flows used in investing activities
Purchase of furniture, fixtures, and office equipment	—	—	(15,763)
Cash acquisition of mineral property (Note 4)	—	—	(21,835)

	—	—	(37,598)

Cash flows from financing activities
Common shares issued for cash	—	—	7,171,198
Subscription received in advance (Note 8)	—	—	60,000
Note payable issued for cash (Note 6)	—	—	150,000
Increase (decrease) in due to related parties (Note 9)	60,979	53,954	155,533

	60,979	53,954	7,536,731

Effect of exchange rate changes on cash	—	248	(5,776)

Increase (decrease) in cash and cash equivalents	(42)	180	1,094

Cash and cash equivalents, beginning of period	1,136	956	—

Cash and cash equivalents, end of period	1,094	1,136	1,094

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

Sanwire Corporation (formerly, NT Mining Corporation) (“the Company”) was incorporated in the state of Nevada on February 10, 1997. Its wholly owned subsidiary, Bullmoose Mines Ltd. (“BML”), was incorporated in the Northwest Territories, Canada on February 29, 2000. On October 14, 2008, the Company acquired BML (Note 3).

The Company was formerly named Clear Water Mining, Inc. (to March 11, 1999), E-Casino Gaming Corporation (to June 21, 1999), E-Vegas.com Inc. (to July 20, 2000), 1st Genx.com Inc. (to October 18, 2001), Oasis Information Systems, Inc. (to January 27, 2005), 777 Sports Entertainment, Corp. (to September 26, 2008) and NT Mining Corporation (to March 8, 2013). On December 15, 2007, the Company’s former president passed away and the Company then discontinued its business operations.

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

As part of the acquisition of BML, the Company is obligated to pay annual royalties of $36,000 and to pay down a debenture liability as disclosed in Note 7. Since the Company continues to retain title to Bullmoose Gold Mine Property as at December 31, 2012, these obligations continue to be reflected in the consolidated financial statements of the Company.

On or about December 15, 2010, the Company entered into an agreement to settle litigation related to the ownership of BML and to rescind its acquisition of BML (the “Settlement Agreement”). More particularly, the 120,000 common shares issued by the Company in consideration for the acquisition will be cancelled and $75,000 of the $85,000 paid as part consideration for the acquisition will be returned to the Company. The closing date was set for June 30, 2012 (the “Closing Date”). As at December 31, 2012, the Company retains title to BML.

On the Closing Date (July 3, 2012, the first business day after June 30, 2012) all parties to the Settlement Agreement, except those responsible to return the $75,000 to the Company tendered signed settlement documents. As a result, the Company cancelled the 120,000 common shares and commenced an action to recover the $75,000. The Company takes the position that until this sum is paid, it continues to hold title to Bullmoose Gold Mine Property through its ownership of all issued shares of BML (Notes 3, 4, 7, 8, 11 and 14).

The Company is an exploration stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities”. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The consolidated financial statements as at December 31, 2012 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $464,429 for the year ended December 31, 2012 (2011 – $189,741) and has a working capital deficit of $1,372,035 at December 31, 2012 (2011 – $1,072,607).

The Company was subject to a cease trade order, which was pronounced by the British Columbia Securities Commission on August 18, 2009, by reason of the Company’s failure to file financial statements in British Columbia. The order was rescinded on December 27, 2012.

These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Effective February 2, 2005, the Company affected a one (1) for three hundred (300) reverse stock split. Effective September 11, 2008, the Company affected a one (1) for two thousand (2,000) reverse stock split. Effective March 15, 2010, the Company affected a two (2) for one (1) forward stock split.

Effective March 8, 2013, the Company affected a one (1) for fifty (50) reverse stock split. All share and warrant amounts presented in the consolidated financial statements and in the notes thereto have been adjusted to reflect the reverse and forward stock splits (Note 8).

Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive, or raise additional debt and/or equity capital. Based on its prior demonstrated ability to raise capital, management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2012. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and disclosure of comprehensive income (loss) and its components in the financial statements. As at December 31, 2012, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income , an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for the Company fiscal years, and interim periods within those years beginning after December 15, 2012. The Company will comply with the disclosure requirements of this ASU for the quarter ending March 31, 2013. The Company does not expect the impact of adopting this ASU to be material to the Company’s financial position, results of operations or cash flows.

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

On October 14, 2008, the Company acquired BML in exchange for $12,000 cash, 120,000 shares of the Company common stock valued at $3,000 (Notes 8 and 11), a debenture in the face amount of $480,624 valued at fair value of $359,371 (Note 7) or for total consideration of $374,371.

The purchase price allocation has been determined as follows:

Assets purchased:	$
Cash and cash equivalents	165
Prepaid expenses	26
Mineral property interests	421,199

Total assets acquired	421,390

Liabilities assumed:
Accounts payable	47,019

Net assets acquired	374,371

Purchase price	374,371

The related share purchase agreement also provides for payment of future royalties to the seller of BML equivalent to 6% of the Net Smelter Returns, as defined, from Bullmoose Gold Mine Property, with minimum royalty payments of $36,000 payable each year in advance on May 1. The seller of BML was Hughes Maritime Corp. (“HMC”), owner of approximately 12.61% of the issued and outstanding common stock of the Company at December 31, 2012.

During the year ended December 31, 2010, the Company filed a lawsuit against HMC related to its interest in BML. The Company has entered into the Settlement Agreement to settle litigation related to the ownership of BML and to rescind its acquisition of BML. More particularly, the 120,000 common shares issued by the Company in consideration for the acquisition will be cancelled and $75,000 of the $85,000 paid as part consideration for the acquisition will be returned to the Company.

On the Closing Date (July 3, 2012, the first business day after June 30, 2012) all parties to the Settlement Agreement, except those responsible to return the $75,000 to the Company tendered signed settlement documents. As a result, the Company cancelled the 120,000 common shares and commenced an action to recover the $75,000. The Company takes the position that until this sum is paid, it continues to hold title to Bullmoose Gold Mine Property through its ownership of all issued shares of BML (Notes 1, 4, 7, 8, 11 and 14).

NOTE 4 – MINERAL PROPERTY INTERESTS

Bullmoose Gold Mine Property

On October 14, 2008, the Company acquired BML for total consideration of $374,371. BML owns Mineral Lease #2775 plus 4 mineral claims located in the South MacKenzie Mining District, Northwest Territories, Canada.

During the year ended December 31, 2010, the Company filed a lawsuit against HMC related to its interest in BML. The Company has entered into the Settlement Agreement underwhich the Company would rescind its acquisition of BML in exchange for the return of the 120,000 common shares previously issued to HMC and $75,000 of the $85,000 the Company had paid in consideration for the acquisition (Notes 1, 3, 7, 8, 11 and 14).

During the year ended December 31, 2012, the Company has recorded a provision for mineral property write-down of $78,000 (2011 – $Nil) to a carrying value of $Nil related to the Bullmoose Gold Mine Property (Note 12), as the Company believes that the mineral property has no commercial value.

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

In order to exercise the option agreement and to earn its interest in the Valentine Gold Claim, the Company shall:

i. Issue 100,000 common shares to Mill Bay within 21 business days of approval of the agreement (issued) (Notes 8 and 12);
ii. Issue 30,000 common shares to Mill Bay on the 1st anniversary date of the signing of the agreement;
iii. Make cash payment of $10,000 on the execution date (paid);
iv. Make $90,000 within 21 business days of approval of the agreement;
v. Incur $25,000 expenditure on or before June 30, 2011;
vi. Incur $500,000 within one year from July 1, 2011; and

         vii.   Incur $750,000 within one year from July 1, 2012.

The Company has given up the interest in the Valentine Gold Claim and has cancelled the 100,000 common shares issued (Notes 8 and 12).

During the year ended December 31, 2011, the Company recorded a write-off of accounts payable of $90,000 related to the Valentine Gold Claim (Notes 5 and 12).

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Included in accounts payable and accrued liabilities is accrued interest of $75,270 related to debenture payable (2011 – $52,485) (Note 7).

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

During the year ended December 31, 2012, the Company recorded a write-off of accounts payable in the amount of $Nil related to the Valentine Gold Claim (2011 – $90,000) (Notes 4 and 12).

During the year ended December 31, 2012, the Company recorded a loss on settlement of accounts payable in the amount of $77,000. (2011 – $Nil) (Note 8).

NOTE 6 – NOTE PAYABLE TO RELATED PARTY

	December 31, 2012	December 31, 2011
	$	$

On June 20, 2010, the Company accepted a loan from a company owned by a family member of a director of the Company in the amount of $150,000 bearing interest at a rate of 10% per annum (Note 9). The loan is unsecured and is due on demand. During the year ended December 31, 2012, the Company accrued interest expense of $15,000 (2010 – $15,000, 2010 – $7,973) related to the note payable. The balance as at December 31, 2012 consists of principal of $150,000 (2011 – $150,000) and accrued interest of $37,931 (2011 – $22,973).	187,931	172,973

NOTE 7 – DEBENTURE PAYABLE

Debenture payable at December 31, 2012 consists of:

$
Amount due October 14, 2009	120,624
Amount due October 14, 2010	120,000
Amount due October 14, 2011	120,000
Amount due October 14, 2012	120,000

Total face amount	480,624
Initial present value discount of $121,253	-
less accumulated amortization of $121,253	-

Net value as at December 31, 2012	480,624
Current portion	480,624

Non-current portion	-

On October 14, 2008, the Company recorded the debenture at the $359,371 present value (discounted at a 12% annual interest rate) of the $480,624 total payments due and amortized the $121,253 debt discount as interest expense using the interest method over the four year term of the debenture.

During the year ended December 31, 2012, the Company recorded interest expense of $10,839 (2011 – $23,145) related to amortization of the discount. As at December 31, 2012, the present value of the debenture is $480,624 (2011 – $469,785).

The Company did not meet the repayment schedule as noted above. Interest is accrued on the overdue principal amounts at 12% per annum from the due dates. During the year ended December 31, 2012, the Company accrued interest expense of $75,270 (2011 – $31,995) (Note 5).

The debenture is secured by the assets of the Company, including the issued and outstanding shares of BML, which were sold to the Company, and the Bullmoose Gold Mine Property.

The debenture is convertible at the option of the holders into Units of the Company at a conversion rate of $25 per Unit; each Unit consists of one share of the Company common stock and one warrant exercisable into one share of the Company common stock at a price of $30 per share at any time from the exercise of the Conversion Option to two years thereafter. There were no beneficial conversion features related to the Conversion Option.

During the year ended December 31, 2010, the Company filed a lawsuit against HMC to protect its interest in BML. The Company is in the process of settling the lawsuit by rescinding the October 14, 2008 agreement under which the Company acquired BML. More particularly, 120,000 common shares issued by the Company in consideration for the acquisition will be cancelled and $75,000 of the $85,000 paid as part consideration for the acquisition will be returned to the Company. In addition, as part of the rescission, the debenture obligation of the Company to the seller of BML, will be released on closing.

On the Closing Date (July 3, 2012, the first business day after June 30, 2012) all parties to the Settlement Agreement, except those responsible to return the $75,000 to the Company tendered signed settlement documents. As a result, the Company cancelled the 120,000 common shares and commenced an action to recover the $75,000. The Company takes the position that until this sum is paid, it continues to hold title to Bullmoose Gold Mine Property through its ownership of all issued shares of BML (Notes 1, 3, 4, 8, 11 and 14).

NOTE 8 – CAPITAL STOCK

Effective February 2, 2005, the Company affected a one (1) for three hundred (300) reverse stock split. Effective September 11, 2008, the Company affected a one (1) for two thousand (2,000) reverse stock split. Effective March 15, 2010, the Company affected a two (2) for one (1) forward stock split.

Effective March 8, 2013, the Company affected a one (1) for fifty (50) reverse stock split. (Note 14). All share and warrant amounts presented in the consolidated financial statements and in the notes thereto have been adjusted to reflect the reverse and forward stock splits.

Authorized

Authorized capital stock consists of 750,000,000 common shares with par value of $0.00001 per share. (Note 14)

Share Issuance

i.	On August 16, 2011, the Company cancelled 100,000 common shares issued on June 22, 2010 in relation to the Valentine Gold Claim (Notes 4 and 12).

ii.	On September 29, 2012, the Company issued 50,000 preferred shares at a fair value of $435,000 to settle debt of $50,000 on September 29, 2012 and subsequently cancelled all of 50,000 preferred shares in December, 2012 restoring the $50,000 of debt.
35

iii.    On September 27, 2012, the Company issued 200,000 common shares at a fair value of $87,000 to settle debt in the amount of $10,000. The Company recognized loss of $77,000 on settlement of debt during the year-end December 31, 2012.

Shares to Be Issued

During the year ended December 31, 2010, the Company received $60,000 for the purchase of 4,000 common shares in the Company. These shares were yet to be issued by the Company as at December 31, 2012.

NOTE 9 – DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Amounts due to related parties are non-interest bearing, unsecured and due on demand.

As at December 31, 2012, the amount due to related parties includes $23,080 (2011 – $23,080) payable to a company controlled by a director of the Company for exploration and field expenses paid on behalf of the Company.

As at December 31, 2012, the amount due to related parties includes $21,637 (2011 – $11,625) payable to a director of the Company related to unpaid consulting fees.

As at December 31, 2012, the amount due to related parties includes $2,948 (2011 – $2,948) payable to, a company controlled by a director of the Company related unpaid management fees.

As at December 31, 2012, the amount due to related parties includes $20,000 (2011 – $20,000) payable to a director of the Company related to unpaid management fees.

As at December 31, 2012, the amount due to related parties include $100 (2011 – $100) payable to a company controlled by the Chief Executive Officer of the Company related to expenses paid on behalf of the Company.

As at December 31, 2012, the amount due to related parties include $75,041 (2011 – $33,600) payable to a company controlled by the Chief Executive Officer of the Company related to unpaid management fees.

As at December 31, 2012, the amount due to related parties include $31,412 (2011 – $21,890) payable to the Chief Executive Officer of the Company related to expenses paid on behalf of the Company.

During the year ended December 31, 2012, the Company paid or accrued management fees of $10,000 (2011 – $Nil) to a company controlled by the director of the Company.

During the year ended December 31, 2012, the Company paid or accrued management fees of $55,980 (2011 – $33,600) to a company controlled by the Chief Executive Officer of the Company.

During the year ended 31 December 2010, the Company accepted a loan from a company owned by a family member of a director of the Company in the amount of $150,000 bearing interest at a rate of 10% per annum (Note 6).

NOTE 10 - INCOME TAXES

The Company has losses carried forward for income tax purposes to December 31, 2012. There are no current or deferred tax expenses for the year ended December 31, 2012 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The composition of the Company’s deferred tax assets as at December 31, 2012 and 2011 are as follows:

	As at December 31, 2012	As at December 31, 2011
	$	$

Net income tax operating loss carry-forward	10,679,267	10,370,029

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax assets	3,630,951	3,525,810
Less: Valuation allowance	(3,630,951)	(3,525,810)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at December 31, 2012, the Company has an unused net operating loss carry-forward balance of approximately $10,679,267 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2017 and 2032.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On October 14, 2008, the Company and HMC entered into a share purchase agreement in which the Company acquired 100% of the issued and outstanding shares of BML in exchange of $15,000 on execution, by $12,000 in cash and 120,000 shares of the Company’s common stock valued at $3,000 (Notes 3, 8 and 14) (the “Share Purchase Agreement”). Under the Share Purchase Agreement, the Company assumed the liabilities of BML totalling $535,126 to be paid over four years from the sale of the shares. HMC could repossess BML shares if the Company failed to pay for the liabilities assumed.

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

On the Closing Date (July 3, 2012, the first business day after June 30 2012) all parties to the Settlement Agreement, except those responsible to return the $75,000 to the Company, tendered signed Settlement documents. As a result, the Company cancelled the 120,000 shares and commenced an action in the Supreme Court of British Columbia to recover the $75,000. The Company takes the position that until this sum is paid, it continues to hold title to the mineral properties through its ownership of all issued Bullmoose shares (Notes 1, 3, 4, 7, 8 and 14).

As at December 31, 2012, the Company was still the owner of BML until the settlement closes.

NOTE 12 – SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the period from the date of inception on February 10, 1997 to December 31, 2012 (Unaudited)
	$	$	$

Cash paid during the year for interest	-	174	12,480
Cash paid during the year for income taxes	-	-	-

Non-cash investing and financing activities
Common shares issued on acquisition of BML	-	-	421,390
Common shares issued on acquisition of Valentine Gold Claim	-	-	2,150,000
Common shares issued for debt	87,000	-	419,876

During the year ended December 31, 2012, the Company recorded a provision for mineral property write-down of $78,000 related to the Bullmoose Gold Mine Property.

During the year ended December 31, 2011, the Company recorded write-off of accounts payable in the amount of $90,000 (2010 – $Nil, 2009 – $Nil) related to the Valentine Gold Claim (Notes 4 and 5).

On August 16, 2011, the Company cancelled 100,000 common shares issued on June 22, 2010 in relation to the Valentine Gold Claim. This amount is recorded as an increase in additional paid-in capital (Notes 4 and 8).

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

Liquidity Risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at December 31, 2012, the Company had a working capital deficit of $1,372,035 (2011 – $1,072,607). The Company plans to improve its financial condition by obtaining new financing through loans. There is no assurance that the Company will be successful in accomplishing this objective.

NOTE 14 – SUBSEQUENT EVENTS

The following event occurred during the period from the year ended December 31, 2012 to the date the consolidated financial statements were available to be issued on April 15, 2013:

i.                 On January 2, 2013, the Company s signed an exclusive licensing and distribution agreement to sell and market the iPMine communication and mine-safety system for underground mines for the European continent. The terms of the agreement includes exclusivity for the European market for a 5-year term renewable for an additional 5-year term and first right of refusal to acquire the entire iPMine intellectual property. The Company issued 300,000 common shares (i.e. post-the reverse stock split) of the Company to the licensor.

ii.               On January 10, 2013, the Board of Directors of the Company approved the followings:

1.                       One (1) for fifty (50) reverse split of the issued and outstanding shares of Sanwire common stock;

2.                       To amend the Company’s Article of Incorporation to change the name of the Company to “Sanwire Corporation,” and

3.                       To amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock, par value $.00001 per share, of the Company from 500,000,000 shares to 750,000,000 shares after the Reverse Split.

The actions became effective on or about March 8, 2013.

iii.              On January 14, 2013, the Company signed a purchase agreement to acquire all of the ownership in iPTerra Technologies, Inc. for cash consideration of $5,500, which shall be paid to a seller within a 12 month period from a closing date.

iv.              On March 26, 2013, the Company exercised its option under the recently executed License and Distribution Agreement for 100% ownership of the iPMine communications and mine-safety system. The iPMine system will continue to operate under the Company’s wholly owned subsidiary, iPTerra Technologies, Inc.

