Form 10-K/A
period 2012-12-31
Sanwire Corp
filed 2013-04-23
CIK 1096759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

41,451,937 common shares issued and outstanding as of April 16 , 2013

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission on April 16, 2013. The purpose of this amendment is to amend the number of shares outstanding as of April 16, 2013 on Page 1, Part III, Item 12 and Part IV, Item 15 Financial Statements for the addition to Note 14 - Subsequent Events. All other items remain the same.

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

Item 6. Selected Financial Data

No disclosure is required hereunder as Sanwire is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K. Please see our audited consolidated financial statements included in this annual report on Form 10-K /A for detailed financial information.

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

Item 8. Financial Statements and Supplementary Data

See our audited consolidated financial statements immediately following the signature page of this Form 10-K /A .

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names of all directors and executive officers of the Company as of April 16, 2013 and December 31, 2012. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination

December 31, 2012

Name	Position	Date Appointed
Jordan S. Wangh	Director	April 28, 2006
Richard A. Fesiuk	Director	December 12, 2007
Carman Parente	President, CEO, CFO, Treasurer and Director	May 16, 2011

April 16 , 2013

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

Name and Address	Position	Class of Shares	Number of Shares	Percentage Note (1)

Jordan S. Wangh (Note 2) 809 - 9171 Ferndale Road Richmond, BC V6Y 1X4 Canada	Director	Common	84,000	0.2 0%
Richard A. Fesiuk (Note 3) 213 - 7110 - 133rd Street Surrey, BC V3W 7Z7 Canada	Director	Common	80,800	0. 19%
Management as a Group		Common	164,800	0. 39%
Others of record owning 5% or more

Naiel Kanno 5900 Muir Drive Richmond, BC V6V 2Y2	Director (from January 18, 2013)	Common	20,300,000	48.97%

Notes:
(1)	The above percentages are based on 41,451,937 shares of common stock outstanding as of April 16, 2013.
(2)	60,000 shares are held by Capcora Investment Corp., a BC Canadian Company owned by Jordan S. Wangh, who also holds 24,000 shares directly for a total of 84,000.
(3)	60,000 shares are held by Atrypa Gold Corp., a BC Canadian Company controlled by Richard A. Fesiuk, who also holds 20,800 shares directly for a total of 80,800.

(4)	4,700,000 shares are held by Kanno Group Holding Ltd, a BC Canadian Company and a further 15,300,000 shares are held by Kanno Group Holdings II Ltd, a BC Canadian Company owned by Naiel Kanno, who also holds 300,000 shares directly, for a total of 20,300,00

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

Sanwire Corporation
By:	/s/ “Carman Parente”
Carman Parente, President, CEO and Member of the Board of Directors
Date:	April 23 , 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Sanwire Corporation
By:	/s/ “Carman Parente”
Carman Parente, President, CEO and Member of the Board of Directors
Date:	April 23 , 2013

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION) Index to Financial Statements
Report of Independent Registered Public Accounting Firm	22
Financial Statements:
Consolidated Balance Sheets as of December 31, 2012 and 2011	23
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 (audited) and for the period from the date of inception on February 10, 1997 to December 31, 2012 (unaudited)	24
Consolidated Statements of Changes in Stockholders’ Deficiency for the period from the date of inception on February 10, 1997 to December 31, 2012	25
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 (audited) and for the period from the date of inception on February 10, 1997 to December 31, 2012 (unaudited)	26
Notes to Consolidated Financial Statements	27

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

April 16 , 2013

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

NOTE 14 – SUBSEQUENT EVENTS

The following event occurred during the period from the year ended December 31, 2012 to the date the consolidated financial statements were available to be issued on April 16 , 2013:

i.                 On January 2, 2013, the Company signed an exclusive licensing and distribution agreement to sell and market the iPMine communication and mine-safety system for underground mines for the European continent. The terms of the agreement includes exclusivity for the European market for a 5-year term renewable for an additional 5-year term and first right of refusal to acquire the entire iPMine intellectual property. The Company issued 300,000 common shares (i.e. post-the reverse stock split) of the Company to the licensor.

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

iv.              On March 22, 2013, the Company issued 20,000,000 shares after the Reverse Split to the Company controlled by Naiel Kanno as payment for fulfillment of the Company’s exercise of the option agreement that is part of the Licensing and Distribution Agreement dated January 16, 2013.

v.        On March 26, 2013, the Company exercised its option under the recently executed License and Distribution Agreement for 100% ownership of the iPMine communications and mine-safety system. The iPMine system will continue to operate under the Company’s wholly owned subsidiary, iPTerra Technologies, Inc.

vi.         On March 27, 2013, the Company issued 20,000,000 shares after the Reverse Split to converted $20,000 debt owing to a third party by the Company.

