Form 10-Q
period 2013-03-31
Sanwire Corp
filed 2013-05-17
CIK 1096759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2013
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number: 94-33420647

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)
(Exact name of registrant as specified in its charter)
NEVADA	94-3342064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4528 South Sheridan Road Suite 212 Tulsa, OK 74145
(Address of principal executive offices)	(Zip Code)
1-800-243-1254
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
41,332,147 common shares issued and outstanding as of May 17, 2013.

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)

FORM 10-Q

For the Quarter Ended March 31, 2013

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.   Interim Consolidated Financial Statements

The information in this report for the three months ended March 31, 2013, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Sanwire Corporation (Formerly, NT Mining Corporation)("Sanwire" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' deficiency and cash flows for those periods.

The interim consolidated financial statements should be read in conjunction with Sanwire’s consolidated financial statements and the notes thereto contained in Sanwire's audited consolidated financial statements for the year ended December 31, 2012 in the Form 10-K.

Interim results are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements start on the next page.

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)

(An Exploration Stage Company)

Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

March 31, 2013

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)

(An Exploration Stage Company)

Interim Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited )

	March 31, 2013	December 31, 2012
	$	$
Assets

Cash and cash equivalents	344	1,094
Accounts receivable	-	-

	344	1,094

Technology license (Note 2)	10,025,500	-

	10,025,844	1,094

Liabilities

Accounts payable and accrued liabilities	558,301	530,353
Debenture payable (Note 4)	480,624	480,624
Note payable to related party (Note 3)	171,681	187,931
Due to related parties (Note 6)	10,167,771	174,222

	11,378,377	1,373,130

Stockholders' Deficiency
Capital stock (Note 5)
Authorized - 750,000,000 common shares, $0.00001 par value
Issued and outstanding
March 31, 2013 – 41,452,147 common shares, $0.00001 par value
December 31, 2012 – 1,151,937 common shares, $0.00001 par value	415	12
Shares to be issued	60,000	60,000
Additional paid-in capital	9,473,284	9,408,186
Accumulated other comprehensive loss	(5,776)	(5,776)
Deficit, accumulated during the exploration stage	(10,880,456)	(10,834,458)

	(1,352,533)	(1,372,036)

	10,025,844	1,094

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

“Naiel Kanno”

Naiel Kanno, President &CEO, Director

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)

(An Exploration Stage Company)

Interim Consolidated Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

For the three month period ended March 31, 2013		For the three month period ended March 31, 2012	For the period from the date of inception on February 10, 1997 to March 31, 2013
	$	$	$
Expenses
Selling, general and administrative expenses	31,338	20,424	720,444
Exploration and field expense	-	-	43,518
Royalty expense	-	-	126,000
Loss on settlement of accounts payable	-	-	77,000

Write-down of amounts receivable	-	42	4,985
Write-down of furniture, fixtures and office equipment	-	-	5,356
Write-down of intangible asset	-	-	2,671,199
Write-off of accounts payable	-	-	(90,000)
Depreciation of furniture, fixtures and office equipment	-	-	4,923

Net loss before other items	(31,338)	(20,466)	(3,563,425)

Other items
Interest expense	(14,660)	(18,054)	(278,919)

Net loss before discontinued operations	(45,998)	(38,520)	(3,842,344)

Discontinued operations	-	-	(7,038,112)

Net loss for the period	(45,998)	(38,520)	(10,880,456)

Basic and diluted loss per common share	(0.02)	(0.04)	n/a

Weighted average number of shares outstanding	2,046,197	951,937	n/a

Comprehensive loss
Net loss for the period	(45,998)	(38,520)	(10,880,456)
Foreign exchange translation	-	(1,122)	(5,776)

Total comprehensive loss for the period	(45,998)	(39,642)	(10,886,232)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)

(An Exploration Stage Company)

Interim Consolidated Statements of Changes in Stockholders’ Deficiency

(Expressed in U.S. Dollars)

(Unaudited)

	Common shares issued	Amount	Shares to be issued	Additional paid-in capital	Deficit, accumulated during the exploration stage	Accumulated other comprehensive income (loss)	Stockholders’ deficiency
		$	$	$	$	$	$
Balances, December 31, 2012	1,151,937	12	60,000	9,408,187	(10,834,458)	(5,776)	(1,372,035)
Net loss for the period	-	-	-	-	(45,998)	-	(45,998)
Shares issued to acquire technology license	20,300,000	203	-	45,297	-	-	45,500
Shares issued to settle debt	20,000,000	200	-	19,800	-	-	20,000

Reverse Stock Split adjustment	210	-	-	-	-	-	-

Balances, March 31, 2013	41,452,147	415	60,000	9,473,284	(10,880,456)	(5,776)	(1,352,533)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)

(An Exploration Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the three month period ended March 31, 2013	For the three month period ended March 31, 2012	For the period from the date of inception on February 10, 1997 to March 31, 2013
	$	$	$

Cash flows used in operating activities
Net loss for the period	(45,998)	(38,520)	(10,880,456)
Adjustments to reconcile loss to net cash used by operating activities
Depreciation	-	-	4,923
Amortization of debt discount	-	3,314	132,854
Accrued interest expense	14,569	14,558	137,813
Loss on settlement of accounts payable	-	-	77,000
Loss on settlement of note payable	-	-	-
Write-down of accounts receivable	-	41	5,026
Write-down of furniture, fixture and office equipment	-	-	5,165
Write-down of mineral property	-	-	2,671,199
Write-off of accounts payable	-	-	(90,000)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	-	-	(5,026)
(Increase) decrease in prepaid expense	-	(1,000)	26
Increase (decrease) in accounts payable and accrued liabilities	17,130	12,145	434,914

	(14,299)	(9,462))	(7,506,562)

Cash flows used in investing activities
Purchase of furniture, fixtures, and office equipment	-	-	(15,763)
Cash acquisition of mineral property	-	-	(21,835)

	-	-	(37,598)

Cash flows from financing activities
Common shares issued for cash	-	-	7,171,198
Subscription received in advance	-	-	60,000
Note payable issued for cash	-	-	150,000
Increase (decrease) in due to related parties	13,549	10,235	169,082

	13,549	10,235	7,550,280

Effect of exchange rate changes on cash	-	(1,122)	(5,776)

Increase (decrease) in cash and cash equivalents	(750)	(349)	344

Cash and cash equivalents, beginning of period	1,094	1,136	-

Cash and cash equivalents, end of period	344	787	344

Supplemental Disclosures with Respect to Cash Flows (Note 7)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

.

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

March 31, 2013

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS  - GOING CONCERN

These interim consolidated financial statements as at March 31, 2013 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  Sanwire Corporation (Formerly, NT Mining Corporation) (the “Company”) has a loss of $45,998 for the three month period ended March 31, 2013 (March 31, 2012 - $38,520) and has working capital deficit of $11,378,033 at March 31, 2013 (December 31, 2012 - $1,372,035).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or until the cease trade order is rescinded, raise additional debt and/or equity capital.  However, if the cease trade order is rescinded, based on its prior demonstrated ability to raise capital, management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2013.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These interim consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At March 31, 2013, the Company has suffered losses from exploration stage activities to date.  Although management is currently attempting to obtain an order revoking the cease trade order and subsequently implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – TECHNOLOGY LICENSE

On January 2, 2013, the Company signed an exclusive licensing and distribution agreement (the “Licensing Agreement”) to sell and market the iPMine communication and mine-safety system for underground mines for the European continent. The terms of the agreement includes exclusivity for the European market for a 5-year term renewable for an additional 5-year term and first right of refusal to acquire 100% of the iPMine intellectual property. The Company issued 300,000 common shares of the Company at a fair value of $25,500 to the licensor.

On January 14, 2013, the Company signed a purchase agreement to acquire 100% ownership in newly created iPTerra Technologies, Inc. for cash consideration of $5,500, which shall be paid to a seller within a 12 month period from a closing date. The iPMine system will operate under iPTerra Technologies, Inc.

On March 22, 2013, the Company exercised its option under the recently executed License Agreement to acquire 100% ownership of the iPMine communication and mine-safety system. The iPMine system will

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

March 31, 2013

continue to operate under the Company’s wholly owned subsidiary, iPTerra Technologies, Inc. The Company acquired 100% of the iPMine intellectual property for a total consideration of $10,000,000 comprised of  20,000,000 common shares with a fair value of $0.001 per share for total of $20,000 and the assumption of $9,980,000 in debt (the “Debt”) in favor to two companies controlled by Naiel Kanno (the “Debt Holders”).  The original iPMine acquisition agreement called only for the issuance of 20,000,000 common shares.  However, the Company and Naiel Kanno had previously negotiated the total purchase price of $10,000,000.  As a result, the Company amended the acquisition agreement to include the additional $9,980,000 of debt as this was the intention of both parties during the original negotiations. On May 10, 2013, the Company and the Debt Holders entered into an agreement to convert the Debt into a non-interest bearing convertible promissory note repayable in eighteen months with the conversion price of $1.00 per common share at the option of the Debt Holders.

NOTE 3 – NOTE PAYABLE TO RELATED PARTY

	December 31, 2012	December 31, 2012
	$	$

On June 20, 2010, the Company accepted a loan from a company owned by a family member of a director of the Company in the amount of $150,000 bearing interest at a rate of 10% per annum. The loan is unsecured and is due on demand. During the three month period ended March 31, 2013, the Company accrued interest expense of $3,750 (March 31, 2012 – $3,739) related to the note payable. The balance as at March 31, 2013 consists of principal of $150,000 (2012 – $150,000) and accrued interest of $21,681 (2012 – $37,931).	171,681	187,931

On March 27, 2013, the Company issued 20,000,000 shares to settle $20,000 of the above debt.

NOTE 4 – CAPITAL STOCK

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

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

March 31, 2013

The actions became effective on March 8, 2013.

All share and warrant amounts presented in the consolidated financial statements and in the notes thereto have been adjusted to reflect the reverse and forward stock splits.

During the three months ended March 31, 2013, the Company issued the following shares of common stock:

i.

On January 3, 2013, the Company issued 300,000 shares at a fair value of $25,500 as pursuant to an the Licensing and Distribution agreement. (Note 2)

ii.   On March 22, 2013, the Company issued 20,000,000 shares at a fair value of $20,000 as partial payment for fulfillment of the Company’s exercise of the option agreement that is part of the Licensing and Distribution Agreement. (Note 2)

iii.  On March 27, 2013, the Company issued 20,000,000 shares at a fair value of $20,000  to settle $20,000 of debt (See Note 3).

NOTE 5 – DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Amounts due to related parties are non-interest bearing, unsecured and due on demand.

As at March 31, 2013, the amount due to related parties includes $23,080 (2012 – $23,080) payable to a company controlled by a director of the Company for exploration and field expenses paid on behalf of the Company.

As at March 31, 2013, the amount due to related parties includes $21,637 (2012 – $21,637) payable to a director of the Company related to unpaid consulting fees.

As at March 31, 2013, the amount due to related parties includes $2,948 (2012 – $2,948) payable to, a company controlled by a director of the Company related unpaid management fees.

As at March 31, 2013, the amount due to related parties includes $20,000 (2012 – $20,000) payable to a director of the Company related to unpaid management fees.

As at March 31, 2013, the amount due to related parties include $100 (2012 – $100) payable to a company controlled by a director of the Company related to expenses paid on behalf of the Company.

As at March 31, 2013, the amount due to related parties include $75,041 (2012 – $75,041) payable to a company controlled by a director of the Company related to unpaid management fees.

As at March 31, 2013, the amount due to related parties include $31,416 (2012 – $31,416) payable to a director of the Company related to expenses paid on behalf of the Company.

As at March 31, 2013, the amount due to related parties include $13,549 (2012 – $Nil) payable to the

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

March 31, 2013

Chief Executive Officer and a director of the Company related to expenses paid on behalf of the Company.

As at March 31, 2013, the amount due to related parties include $9,980,000 (2012 – $Nil) payable to two companies controlled by the Chief Executive Officer and a director of the Company as a result of assumption of Debts in acquiring the iPMine intellectual property. (Note 2) On May 10, 2013, the Company modified $9,980,000 of its related party debt to add a conversion feature at $1.00 per share with a maturity of eighteen months.

During the year ended 31 December 2010, the Company accepted a loan from a company owned by a family member of a director of the Company in the amount of $150,000 bearing interest at a rate of 10% per annum (Note 3).

During the three month period ended March 31, 2013, the Company paid or accrued management fees of $Nil (March 31, 2012 – $8,400) to a company controlled by the Chief Executive Officer of the Company.

During the year ended 31 December 2010, the Company accepted a loan from a company owned by a family member of a director of the Company in the amount of $150,000 bearing interest at a rate of 10% per annum (Note 3).

NOTE 6 – SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	For the three month period ended March 31, 2013	For the three month period ended March 31, 2012	For the period from the date of inception on February 10, 1997 to March 31, 2013
	$	$	$

Cash paid during the year for interest	-	-	12,480
Cash paid during the year for income taxes	-	-	-

Non-cash investing and financing activities
Common shares issued on acquisition of BML	-	-	421,390
Common shares issued on acquisition of Valentine Gold Claim	-	-	2,150,000
Common shares issued on acquisition of technology license	45,500	-	45,500
Common shares issued for debt	20,000	-	439,876
Assumption of debts to related parties on acquisition of technology	9,980,000	-	9,980,000

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

March 31, 2013

During the year ended December 31, 2012, the Company recorded a provision for mineral property write-down of $78,000 related to the Bullmoose Gold Mine Property.

During the year ended December 31, 2011, the Company recorded write-off of accounts payable in the amount of $90,000 (2010 – $Nil, 2009 – $Nil) related to the Valentine Gold Claim.

On August 16, 2011, the Company cancelled 100,000 common shares issued on June 22, 2010 in relation to the Valentine Gold Claim. This amount is recorded as an increase in additional paid-in capital.

NOTE 7 – SUBSEQUENT EVENTS

On May 10, 2013, the Company modified $9,980,000 of its related party debt to add a conversion feature at $1.00 per share with a maturity of eighteen months.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF NT MINING CORPRORATION FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2013 SHOULD BE READ IN CONJUNCTION WITH NT MINING CORPORATION’S INTERIM CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q.

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

On March 22, 2013, the Company exercised its option under the recently executed License and Distribution Agreement for 100% ownership of the iPMine communications and mine-safety system. The iPMine system will continue to operate under the Company’s wholly owned subsidiary, iPTerra Technologies, Inc.

On April 30, 2013, the Company announced the appointment of Mr. Naiel Kanno as its new President and Chief Executive Officer replacing Mr. Carman Parente. Mr. Kanno continues to hold a seat on the Company’s board of directors.

On April 30, 2013, the Company announced the appointment of Mr. Carman Parente as Chairman of the board. Mr. Parente continues to hold a seat on the Company’s board of directors.

On May 1, 2013, Mr. J Roland Vetter assumed the position of the Company’s Chief Financial Officer. Mr. Vetter continues to hold a seat on the Company’s board of directors.

On May 6, 2013, the Company signed a Letter of Intent (the “LOI”) to acquire Tulsa, Oklahoma-based Aero Networks, LLC. In consideration for the acquisition, the Company shall issue two million and four hundred thousand (2,400,000) common shares plus three million (3,000,000) warrants from treasury in accordance with Rule 144 of the Securities and Exchange Commission. The acquisition is subject to normal due diligence process and is expected to be closed on or before June 30, 2013.

Results of Operation – for the three months ended March 31, 2013 and 2012

REVENUE – Sanwire has not generated any revenues since inception.

EXPENSES - Total expenses were $45,998 for the three month period ended March 31, 2013.  Expenses had decreased for the current three month period as compared to the three month period ended March 31, 2012 – $38,520. A total of $3,842,344 in expenses has been incurred by Sanwire since inception on February 10, 1997 through to March 31, 2013 (excluding the expenses prior to discontinued operation).  The increase in costs over this three month period is due to the increase in management fees and interest expense. The costs can be subdivided into the following categories.

1.

Selling, general and administrative expenses: $31,338 in general and administrative expenses was incurred for the three month period ended March 31, 2013 as compared to $20,424 for the three month period ended March 31, 2012, an increase of $10,914, due to the increase in management and administrative services.

2.

Interest expense: The Company incurred interest expenses of $14,660 for the three month period ended March 31, 2013 as compared to $18,054 for the three month period ended March 31, 2012.

3.

Royalty expenses: $Nil in royalty expenses was incurred for the three month period ended March 31, 2013 as compared to $Nil for the three period ended March 31, 2012.

Sanwire plans to carefully control its expenses and overall costs. The Company does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Liquidity and Capital Resources

During the three month period ended March 31, 2013, Sanwire satisfied its working capital needs by carefully managing its cash flow and deferring payments to its services vendors.  As March 31, 2013, the Company had cash and cash equivalents on hand in the amount of $344 (December 31, 2012 - $1,094) and current liabilities of $11,378,377 (December 31, 2012 - $1,373,130).  As March 31, 2013, Sanwire has $558,301 in accounts payable and accrued liabilities, $480,624 in debentures payable, $171,681 in note payable to related parties, and an additional $10,167,771 payable to related parties.  Given the current financial situation of NT Mining, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

To achieve our goals and objectives for the next 12 months, we plan to reduce operating expenses, delay exploration and mining expenditures, negotiate with creditors to defer payments.

Cash Used in Operating Activities

Operating activities for the three months ended March 31, 2013 and 2012 used cash of $14,299 and $10,584 net of foreign exchange effect, respectively, which reflect our recurring operating losses. Our net losses of $45,998 and $38,520 for the three months ended March 31, 2013 and 2012, respectively, were the primary reasons for our negative operating cash flow in both years. Our reported negative operating cash flows for the three months ended March 31, 2013 was offset by accrued interest of $14,569 on debenture and note payable for the reporting period.

Cash Used in Investing Activities

For the three months ended March 31, 2013 and 2012, we used $Nil in investing activities.

Cash from Financing Activities

Net cash flows provided by financing activities for the three month ended March 31, 2013 was $13,549 mainly from related party loans. Net cash flows provided by financing activities for the three months ended March 31, 2012 was $10,235.

Off-Balance Sheet Arrangement

As of March 31, 2013, Sanwire did not have any off-balance sheet arrangements.

Capital Expenditure

Capital expenditures for the three month period ended March 31, 2013, amounted to $Nil. Sanwire does not anticipate any significant purchase or sale of equipment over the next 12 months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and our Chief Financial Officer, Naiel Kanno, to allow for timely decisions regarding required disclosure.  Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Naiel Kanno, our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013. However, the Company has since taken steps to remedy certain identified deficiencies in its disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 22, 2010, the Company initiated a claim in the Supreme Court of British Columbia against a former officer of the Company and certain other companies controlled directly or indirectly by the former officer (collectively the “Defendant”), to assert its interest in Bullmoose. On October 14, 2008, the Company had acquired Bullmoose.  However,  on or about August 10, 2010, the Company and its directors and officers other than the Defendant discovered that the Defendant had apparently taken steps to sell the Company’s  interest in Bullmoose to a third party in which that Defendant had a significant interest.

On or about December 15, 2010, the Company entered into a settlement agreement underwhich the Company’s acquisition of Bullmoose will be rescinded (the “Settlement Agreement”).  More particularly, the 120,000 shares issued by the Company as consideration for the acquisition will be cancelled and $75,000 of the $85,000 as part consideration for the acquisition, will be returned to the Company.  The Company continues to retain title to Bullmoose as of March 31, 2013.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

None.

Use of Proceeds from Unregistered Securities

Not Applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5.  Other Information

No items to disclose.

Item 6.  Exhibits and Certifications

ExhibitNumber	Exhibit Title
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 17, 2013

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)
BY:	/s/ Naiel Kanno
Naiel Kanno, Chief Executive Officer and a Member of the Board of Directors

EXHIBIT 31.1

CERTIFICATIONS

I, Naiel Kanno, certify that:

1.

I have reviewed this Form 10-Q of Sanwire Corporation (formerly, NT Mining Corporation);

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

Date: May 17, 2013	/s/ Naiel Kanno
Naiel Kanno, President, Chief Executive Officer and Director

EXHIBIT 31.2

CERTIFICATIONS

I, J Roland Vetter, certify that:

1.

I have reviewed this Form 10-Q of Sanwire Corporation (formerly, NT Mining Corporation);

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

Date: May 17, 2013	/s/ J Roland Vetter
J Roland Vetter, Chief Financial Officer and Director

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Sanwire Corporation (Formerly, NT Mining Corporation) for the quarter ended March 31, 2013, I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)

the Quarterly Report on Form 10-Q of Sanwire Corporation (Formerly, NT Mining Corporation) for the quarter ended March 31, 2013, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, fairly presents in all material respects, the financial condition and results of operations of Sanwire Corporation (Formerly, NT Mining Corporation).

Dated: May 17, 2013	/s/ Naiel Kanno
Naiel Kanno, President, Chief Executive Officer and Director

EXHIBIT 32.2

CERTIFICATION OF

CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Sanwire Corporation (Formerly, NT Mining Corporation) for the quarter ended March 31, 2013, I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)

the Quarterly Report on Form 10-Q of Sanwire Corporation (Formerly, NT Mining Corporation) for the quarter ended March 31, 2013, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, fairly presents in all material respects, the financial condition and results of operations of Sanwire Corporation (Formerly, NT Mining Corporation).

Dated: May 17, 2013	/s/ J Roland Vetter
J Roland Vetter, Chief Financial Officer and Director