Form 10-Q/A
period 2013-03-31
Sanwire Corp
filed 2013-05-20
CIK 1096759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2013
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

Explanatory Note

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on May 17, 2013 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language) and reclassify line item in balance sheet and Note 2 of financial statements to read Technology Intellectual Property.

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)

FORM 10-Q/A

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

(Expressed in U.S. Dollars)

(Unaudited)

March 31, 2013

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)

(An Exploration Stage Company)

Interim Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited )

	March 31, 2013	December 31, 2012
	$	$
Assets

Cash and cash equivalents	344	1,094
Accounts receivable	-	-

	344	1,094

Technology intellectual property (Note 2)	10,025,500	-

	10,025,844	1,094

Liabilities

Accounts payable and accrued liabilities	558,301	530,353
Debenture payable (Note 4)	480,624	480,624
Note payable to related party (Note 3)	171,681	187,931
Due to related parties (Note 6)	10,167,771	174,222

	11,378,377	1,373,130

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

NOTE 2 – TECHNOLOGY INTELLECTUAL PROPERTY

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF NT MINING CORPRORATION FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2013 SHOULD BE READ IN CONJUNCTION WITH NT MINING CORPORATION’S INTERIM CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q/A.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

None.

Use of Proceeds from Unregistered Securities

Not Applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5.  Other Information

No items to disclose.

Item 6.  Exhibits and Certifications

ExhibitNumber	Exhibit Title
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101	Interactive Data Files for the Form 10-Q for the period ended March 31, 2013, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 17, 2013

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)
BY:	/s/ Naiel Kanno
Naiel Kanno, Chief Executive Officer and a Member of the Board of Directors

EXHIBIT 31.1

CERTIFICATIONS

I, Naiel Kanno, certify that:

1.

I have reviewed this Form 10-Q/A of Sanwire Corporation (formerly, NT Mining Corporation);

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

Date: May 20, 2013	/s/ Naiel Kanno
Naiel Kanno, President, Chief Executive Officer and Director

EXHIBIT 31.2

CERTIFICATIONS

I, J Roland Vetter, certify that:

1.

I have reviewed this Form 10-Q/A of Sanwire Corporation (formerly, NT Mining Corporation);

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

Date: May 20, 2013	/s/ J Roland Vetter
J Roland Vetter, Chief Financial Officer and Director

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q/A of Sanwire Corporation (Formerly, NT Mining Corporation) for the quarter ended March 31, 2013, I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)

the Quarterly Report on Form 10-Q/A of Sanwire Corporation (Formerly, NT Mining Corporation) for the quarter ended March 31, 2013, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013, fairly presents in all material respects, the financial condition and results of operations of Sanwire Corporation (Formerly, NT Mining Corporation).

Dated: May 20, 2013	/s/ Naiel Kanno
Naiel Kanno, President, Chief Executive Officer and Director

EXHIBIT 32.2

CERTIFICATION OF

CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q/A of Sanwire Corporation (Formerly, NT Mining Corporation) for the quarter ended March 31, 2013, I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)

the Quarterly Report on Form 10-Q/A of Sanwire Corporation (Formerly, NT Mining Corporation) for the quarter ended March 31, 2013, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013, fairly presents in all material respects, the financial condition and results of operations of Sanwire Corporation (Formerly, NT Mining Corporation).

Dated: May 20, 2013	/s/ J Roland Vetter
J Roland Vetter, Chief Financial Officer and Director