Form 10-Q
period 2013-06-30
Sanwire Corp
filed 2013-08-19
CIK 1096759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2013
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number: 94-33420647

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)
(Exact name of registrant as specified in its charter)
NEVADA	94-3342064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5103 South Sheridan Road Suite 585 Tulsa, OK	74145
(Address of principal executive offices)	(Zip Code)
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
	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
	Yes ☒	No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
	Yes ☐	No ☒
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Not applicable
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court
	Yes ☒	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
46,273,147 common shares issued and outstanding as of August 16, 2013.

2

SANWIRE CORPORATION

(FORMERLY, NT MINING CORPORATION)

FORM 10-Q

For the Quarter Ended June 30, 2013

PART 1 - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

The information in this report for the six months ended June 30, 2013, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Sanwire Corporation (Formerly, NT Mining Corporation) ("Sanwire" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' deficiency and cash flows for those periods.

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

4

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Consolidated financial statements

June 30, 2013

(Expressed in U.S. dollars)

(unaudited)

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Consolidated balance sheets

(Expressed in U.S. dollars)

	June 30, 2013 $	December 31, 2012 $
	(unaudited)
ASSETS

Current assets

Cash	2,413	1,094
Accounts receivable	82,800	—
Loan receivable (Note 6)	28,620	—

Total current assets	113,833	1,094

Technology intellectual property (Note 4)	9,774,862	—
Property and equipment (Note 5)	1,682	—
Goodwill	1,352,212	—

Total assets	11,242,589	1,094

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Accounts payable	581,294	455,083
Accrued liabilities	132,339	113,201
Loans payable (Note 7)	673,624	630,624
Due to related parties (Note 9)	332,404	174,222

Total current liabilities	1,719,661	1,373,130

Convertible debt, net of unamortized discount of $1,941,904 (Note 8)	8,038,096	—

Total liabilities	9,757,757	1,373,130

Nature of operations and continuance of business (Note 1)
Commitments (Note 12)
Subsequent events (Note 13)

Stockholders’ equity (deficit)

Common stock Authorized: 750,000,000 shares, par value $0.00001 Issued and outstanding: 46,273,147 (December 31, 2012 – 1,151,937) shares	463	12

Additional paid-in capital	13,711,742	9,408,186

Shares issuable (Note 10)	60,000	60,000

Deferred compensation (Note 10)	(566,488)	—

Accumulated other comprehensive loss	(5,776)	(5,776)

Deficit	(11,715,109)	(10,834,458)

Total stockholders’ equity (deficit)	1,484,832	(1,372,036)

Total liabilities and stockholders’ equity (deficit)	11,242,589	1,094

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Consolidated statements of operations

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013 $	2012 $	2013 $	2012 $

Revenue	117,800	–	117,800	–

Cost of sales	112,670	–	112,670	–

Gross profit	5,130	–	5,130	–

Operating expenses

Amortization of intangible assets	250,638	–	250,638	–
Depreciation of property and equipment	329	–	329	–
General and administrative (Note 9)	439,290	67,057	470,628	87,523
Royalties	–	36,000	–	36,000

Total operating expenses	690,257	103,057	721,595	123,523

Loss before other income (expense)	(685,127)	(103,057)	(716,465)	(123,523)

Other income (expense)

Accretion of discount on convertible debt	(177,598)	–	(177,598)	–
Interest expense	(14,478)	(18,014)	(29,138)	(36,068)
Write-off of accounts payable	42,550	–	42,550	–

Total other income (expense)	(149,526)	(18,014)	(164,186)	(36,068)

Net loss for the period	(834,653)	(121,071)	(880,651)	(159,591)

Net loss per share, basic and diluted	(0.02)	(0.13)	(0.04)	(0.17)

Weighted average number of shares outstanding	43,066,576	951,937	24,028,385	951,937

The accompanying notes are an integral part of these unaudited interim consolidated financial statements. 7

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Consolidated statements of stockholder’s equity (deficit)

(expressed in U.S. dollars)

(unaudited)

	Common Stock		Additional paid-in capital $	Shares issuable $	Deferred compensation $	Accumulated other comprehensive loss $	Deficit $	Total stockholders’ equity (deficit) $
	Number	Amount $
Balance, December 31, 2012	1,151,937	12	9,408,187	60,000	—	(5,776)	(10,834,458)	(1,372,035)

Shares issued to acquire technology intellectual property	20,300,000	203	45,297	—	—	—	—	45,500

Shares issued to settle debt	20,000,000	200	19,800	—	—	—	—	20,000

Shares issued for services	2,421,000	24	774,346	—	(566,488)	—	—	207,882

Shares issued to acquire Aero Networks, LLC	2,400,000	24	599,976	—	—	—	—	600,000

Share purchase warrants issued to acquire Aero Networks, LLC	—	—	699,750	—	—	—	—	699,750

Share purchase warrants issued for services	—	—	44,884	—	—	—	—	44,884

Equity component of convertible debt	—	—	2,119,502	—	—	—	—	2,119,502

Adjustment for reverse stock split	210	—	—	—	—	—	—	—

Net loss for the period	—	—	—	—	—	—	(880,651)	(880,651)

Balance, June 30, 2013	46,273,147	463	13,711,742	60,000	(566,488)	(5,776)	(11,715,109)	1,484,832

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Consolidated statements of cash flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended June 30, 2013 $	Six Months Ended June 30, 2012 $

Operating activities

Net loss for the period	(880,651)	(159,591)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	177,598	—
Amortization of intangible asset	250,638	—
Depreciation of property and equipment	329	6,730
Stock-based compensation	252,752	—
Write off of accounts payable	(42,550)	—

Changes in operating assets and liabilities:

Accounts receivable	(82,800)	—
Prepaid expenses and deposits	—	(1,000)
Accounts payable	154,760	125,469
Accrued liabilities	19,138	—
Due to related parties	113,993	—

Net cash used in operating activities	(36,793)	(28,392)

Investing activities

Loans receivable advances	(5,000)	—
Purchase of property and equipment	(766)	—
Cash acquired on purchase of subsidiary	9,696	—

Net cash provided by investing activities	3,930	—

Financing activities

Proceeds from notes payable	22,012	—
Proceeds from related parties	12,170	34,451

Net cash provided by financing activities	34,182	34,451

Effect of exchange rate changes on cash	—	(1,122)

Change in cash	1,319	4,973

Cash, beginning of period	1,094	1,136

Cash, end of period	2,413	6,073

Non-cash investing and financing activities:

Shares and warrants issued for the acquisition of Aero Networks, LLC	1,299,765	—
Technology intellectual property acquired with convertible debt and share issuance	10,025,500	—

Supplemental disclosures:

Interest paid	—	—
Income taxes paid	—	—

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Notes to the consolidated financial statements

June 30, 2013

(Expressed in U.S. dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

Sanwire Corporation (formerly NT Mining Corporation) (the “Company”) was incorporated in the State of Nevada on February 10, 1997. The Company’s subsidiary, Bullmoose Mines Ltd. owns mineral lease #2775 plus 4 mineral claims located in the South Mackenzie Mining District, Northwest Territories, Canada.

On March 22, 2013, the Company exercised its option under a license agreement to acquire 100% ownership of the iPMine communication and mine safety system. Refer to Note 4. On May 28, 2013, the Company completed the acquisition of Tulsa, Oklahoma-based Aero Networks, LLC (“Aero”). Refer to Note 3. The Company has broadened its business plan to include wireless application in the mining sector through the acquisition of iPMine, which is operated under its subsidiary, iPTerra Technologies, Inc. (“iPTerra”), and Aero plays a role in the design and deployment of the underground network. iPTerra is a designer, developer, manufacturer and marketer of a real-time 2-way wireless and/or wireline communications, and mine safety solution for the global mining and industrial industry. Aero provides advanced telecommunications and broadband services to rural communities and Native American tribes with focus on the public safety, education and healthcare sectors. Upon the acquisition of Aero, the Company is no longer a development stage company as defined by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at June 30, 2013, the Company has a working capital deficit of $1,605,828 and has an accumulated deficit of $11,715,109 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies
(a)	Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bullmoose Mines Ltd., iPTerra Technologies, Inc., and Aero Networks, LLC. All inter-company balances and transactions have been eliminated.

(b)	Interim Financial Statements
These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.
(c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the estimated useful lives and recoverability of long-lived assets, fair value of convertible debt, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Notes to the consolidated financial statements

June 30, 2013

(Expressed in U.S. dollars)

(unaudited)

2. Summary of Significant Accounting Policies (continued)

(e)	Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the age of receivable and the specific identification of receivables the Company considers at risk.

(f)	Property and Equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates:

Computer equipment	55% declining balance
(g)	Intangible Assets

Intangible assets are stated at cost less accumulated amortization. The Company’s intangible asset is the iPMine technology which is being amortized straight-line over 10 years.

(h)	Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(i)	Goodwill

Goodwill represents the excess of the acquisition price over the fair value of identifiable net assets acquired. Goodwill is allocated at the date of the business combination. Goodwill is not amortized, but is tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate the asset may be impaired. These events and circumstances may include a significant change in legal factors or in the business climate, a significant decline in the Company’s share price, an adverse action of assessment by a regulator, unanticipated competition, a loss of key personnel, significant disposal activity and the testing of recoverability for a significant asset group.

The Company consists of a single reporting unit. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit including goodwill is compared with its fair value. The estimated fair value is determined utilizing a market-based approach, based on the quoted market price of the Company’s stock in an active market, adjusted by an appropriate control premium. When the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and the second step is necessary.

In the second step of the goodwill impairment test, the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the value of goodwill is determined in a business combination using the fair value of the reporting unit as if it were the acquisition price. When the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the consolidated statements of operations. Establishing an implied fair value of goodwill requires the Company to make estimates for key inputs into complex valuation models and to apply significant judgment in the selection of estimates, assumptions and methodologies required to complete the analysis. Areas of judgment include, but are not limited to, development of multi-year business cash flow forecasts, the selection of discount rates and the identification and valuation of unrecorded assets.

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Notes to the consolidated financial statements

June 30, 2013

(Expressed in U.S. dollars)

(unaudited)

2. Summary of Significant Accounting Policies (continued)

(j)	Foreign Currency Translation

Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in income.

The Company’s integrated foreign subsidiaries are financially or operationally dependent on the Company. The Company uses the temporal method to translate the accounts of its integrated operations into U.S. dollars. Monetary assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. The resulting exchange gains or losses are recognized in income.

(k)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

(l)	Revenue Recognition

The Company earns revenue from the provision of advanced telecommunications and broadband services. The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been performed, and collectability is reasonably assured.

(m)	Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities, loans payable, convertible debt, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Notes to the consolidated financial statements

June 30, 2013

(Expressed in U.S. dollars)

(unaudited)

2. Summary of Significant Accounting Policies (continued)

(n)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

(o)	Loss Per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at June 30, 2013, the Company had 13,230,000 dilutive potential shares outstanding.

(p)	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2013 and 2012, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

(q)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Acquisition of Aero Networks, LLC

On May 28, 2013 the Company completed a stock purchase agreement with all the shareholders of Aero Networks, LLC (“Aero”). The Company acquired 100% of the issued and outstanding shares of Aero by issuing 2,400,000 shares of common stock and 3,000,000 share purchase warrants in three 1,000,000 blocks expiring in 2014, 2015, and 2017 at an exercise price of $0.50, $0.75, and $1.00 respectively. The Company also agreed to issue future earn-out performance bonus shares based on revenue growth and extended a three year agreement to Aero’s management team. Refer to Note 11(f).

As a result, the Company issued 2,400,000 shares of common stock with a fair value of $600,000, and 3,000,000 share purchase warrants with a fair value of $699,765 to the shareholders of Aero. The Company determined the fair value of the share purchase warrants using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 0.63%, expected life of 2.9 years, expected volatility of 256%, and no expected dividends.

$

Fair value of shares issued	600,000
Fair value of share purchase warrants issued	699,765

Total purchase price	1,299,765

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Notes to the consolidated financial statements

June 30, 2013

(Expressed in U.S. dollars)

(unaudited)

3.	Acquisition of Aero Networks, LLC (continued)

At the date of acquisition, the fair values of the assets and liabilities of Aero consisted of the following

$

Cash	9,696
Loans receivable	23,620
Property and equipment	1,245
Goodwill	1,352,212
Accounts payable	(34,001)
Loans payable	(20,988)
Due to related parties	(32,019)

Total purchase price	1,299,765

4.	Technology Intellectual Property
	Cost $	Accumulated amortization $	June 30, 2013 Net carrying value $	December 31, 2012 Net carrying value $

iPMine technology	10,025,500	250,638	9,774,862	–

On January 2, 2013, the Company signed an exclusive licensing and distribution agreement (the “License Agreement”) to sell and market the iPMine communication and mine safety system for underground mines for the European continent. The terms of the agreement includes exclusivity for the European market for a five year term renewable with an additional five year term and first right of refusal to acquire 100% of the iPMine intellectual property. The Company issued 300,000 shares of common stock with a fair value of $25,500 to the licensor.

On January 14, 2013, the Company acquired 100% ownership of newly created iPTerra. for $5,500, which is to be paid to the seller within a one year period from the closing date. The iPMine system will operate under iPTerra.

On March 22, 2013, the Company exercised its option under the License Agreement to acquire 100% ownership of the iPMine communication and mine safety system. The Company acquired 100% of the iPMine intellectual property for total consideration of $10,000,000 comprised of 20,000,000 shares of common stock with a fair value of $20,000 and the assumption of $9,980,000 in debt owing to two companies controlled by a director of the Company (the director also became the President and Chief Executive Officer of the Company on April 17, 2013). The debt was non-interest bearing, due on demand, and secured by the iPMine technology. On May 10, 2013, the Company entered into an agreement to convert the debt into non-interest bearing convertible promissory notes. Refer to Note 8.

5. Property and Equipment

	Cost $	Accumulated depreciation $	June 30, 2013 Net carrying value $	December 31, 2012 Net carrying value $

Computer equipment	2,011	329	1,682	–

6.	Loans Receivable

As at June 30, 2013, the Company has loans receivable totaling $28,620, which are non-interest bearing, unsecured, and due on demand.

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Notes to the consolidated financial statements

June 30, 2013

(Expressed in U.S. dollars)

(unaudited)

7.	Loans Payable
(a)	As at June 30, 2013, the amount of $150,000 (December 31, 2012 - $150,000) is owed to a non-related party which bears interest at 10% per annum, unsecured, and due on demand. As at June 30, 2013, the Company has accrued interest of $25,431 (December 31, 2012 - $37,931) which is included in accrued liabilities.
(b)	As at June 30, 2013, the amount of $480,624 (December 31, 2012 - $480,624) is owed to a non-related party, which bears interest at 12% per annum, due on demand, and secured by the assets of the Company. As at June 30, 2013, the Company has accrued interest of $96,808 (December 31, 2012 - $75,270) which is included in accrued liabilities.
(c)	As at June 30, 2013, the amount of $28,000 (December 31, 2012 – $nil) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.
(d)	As at June 30, 2013, the amount of $15,000 (December 31, 2012 - $nil) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

8.	Convertible Debt

On May 10, 2013, the Company issued convertible promissory notes to two companies controlled by the President of the Company for the $9,980,000 debt that arose from the purchase of the iPMine system. Refer to Note 4. The notes are non-interest bearing, unsecured, and due eighteen months from the date of issuance. The unpaid amount of principal can be converted at any time at the holder’s option into shares of the Company’s common stock at a price of $1.00 per share.

The convertible loan was recorded using the relative fair value method where the loan has been bifurcated into a debt component and equity component comprised of the convertible feature embedded within the liability. The value of the liability component, at the time of issuance was determined using a net present value calculation assuming a discount rate of 15% per annum. The fair value of the equity component was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.18%, dividend of 0%, expected life of 1.5 years, and expected volatility of 266%. The equity component was determined to be $2,119,502 which was recorded as equity and an equivalent discount on the convertible debt which will be accreted to the face value of $9,980,000 over the term of the debt. During the period ended June 30, 2013, the Company recorded accretion expense of $177,958, increasing the carrying value to $8,038,096 as at June 30, 2013.

9.	Related Party Transactions

(a)     During the six months ended June 30, 2013, the Company incurred consulting fees of $55,000 (2012 - $nil) to the President of the Company.

(b)    During the six months ended June 30, 2013, the Company incurred consulting fees of $68,000 (2012 - $nil) to the Chief Financial Officer of the Company.

(c)     During the six months ended June 30, 2013, the Company incurred consulting fees of $20,000 (2012 - $nil) to the Chairman of the Board of the Company.

(d)    During the six months ended June 30, 2013, the Company incurred consulting fees of $10,000 (2012 - $nil) to the President of Aero.

(e)     During the six months ended June 30, 2013, the Company incurred management fees of $nil (2012 - $15,900) to a company controlled by the former Chief Executive Officer of the Company.

(f)     As at June 30, 2013, the amount of $94,517 (December 31, 2012 - $nil) is owed to the President and a company controlled by the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(g)     As at June 30, 2013, the amount of $10,000 (December 31, 2012 - $nil) is owed to the Chief Financial Officer of the Company, which is non-interest bearing, unsecured, and due on demand.

(h)    As at June 30, 2013, the amount of $121,757 (December 31, 2012 - $106,557) is owed to the Chairman of the Board of the Company and companies controlled by the Chairman, which is non-interest bearing, unsecured, and due on demand.

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Notes to the consolidated financial statements

June 30, 2013

(Expressed in U.S. dollars)

(unaudited)

9.       Related Party Transactions (continued)

(i)      As at June 30, 2013, the amount of $22,948 (December 31, 2012 - $22,948) is owed to a former director and a company controlled by a former director of the Company, which is non-interest bearing, unsecured, and due on demand.

(j)      As at June 30, 2013, the amount of $44,717 (December 31, 2012 - $44,717) is owed to a former director and a company controlled by a former director of the Company, which is non-interest bearing, unsecured, and due on demand.

(k)    As at June 30, 2013, the amount of $38,465 (December 31, 2012 - $nil) is owed to the President of Aero, which is non-interest bearing, unsecured, and due on demand.

10.	Common Stock

(a)     On January 3, 2013, the Company issued 300,000 shares of common stock with a fair value of $25,500 pursuant to the License Agreement. Refer to Note 4.

(b)    On March 8, 2013, the Company effected a 1 for 50 reverse split of the issued and outstanding shares of common stock. All share amounts have been retroactively restated for all periods presented. The Company also increased the number of authorized shares of common stock from 500,000,000 shares to 750,000,000 shares with no change in par value.

(c)     On March 22, 2013, the Company issued 20,000,000 shares of common stock with a fair value of $20,000 pursuant to the acquisition of intellectual property. Refer to Note 4.

(d)    On March 27, 2013, the Company issued 20,000,000 shares of common stock with a fair value of $20,000 to settle debt of $20,000.

(e)     On May 17, 2013, the Company issued 200,000 shares of common stock with a fair value of $58,000 to the Chief Financial Officer of the Company. Refer to Note 12(a).

(f)     On May 17, 2013, the Company issued 200,000 shares of common stock with a fair value of $58,000 to a consultant, of which $7,150 was expensed as consulting fees for the pro-rate portion of services rendered to June 30, 2013. The remaining $50,850 was recorded as deferred compensation and will be expensed pro-rata over the remaining term of the agreement ending on May 15, 2014. Refer to Note 12(d).

(g)     On May 17, 2013, the Company issued 275,000 shares of common stock with a fair value of $79,750 to a consultant, of which $9,832 was expensed as consulting fees for the pro-rate portion of services rendered to June 30, 2013. The remaining $69,918 was recorded as deferred compensation and will be expensed pro-rata over the remaining term of the agreement ending on May 15, 2014. Refer to Note 12(e).

(h)    On May 29, 2013, the Company issued 2,400,000 shares of common stock with a fair value of $600,000 to acquire Aero. Refer to Note 3.

(i)      On May 29, 2013, the Company issued 300,000 shares of common stock with a fair value of $75,000 to the management team of Aero. Refer to Note 12(f).

(j)      On June 1, 2013, the Company issued 50,000 shares of common stock with a fair value of $12,500 to a consultant. Refer to Note 12(h).

(k)    On June 3, 2013, the Company issued 50,000 shares of common stock with a fair value of $13,500 to two consultants. Refer to Note 12(g).

(l)      On June 12, 2013, the Company issued 500,000 of common stock with a fair value of $170,000 to a consultant, of which $18,580 was expensed as consulting fees for the pro-rate portion of services rendered to June 30, 2013. The remaining $151,420 was recorded as deferred compensation and will be expensed pro-rata over the remaining term of the agreement ending on December 11, 2013.

(m)   On June 12, 2013, the Company issued 250,000 shares of common stock with a fair value of $92,500 to a consultant, of which $9,604 was expensed as consulting fees for the pro-rate portion of services rendered to June 30, 2013. The remaining $82,896 was recorded as deferred compensation and will be expensed pro-rata over the remaining term of the agreement ending on December 11, 2013.

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Notes to the consolidated financial statements

June 30, 2013

(Expressed in U.S. dollars)

(unaudited)

10.    Common Stock (continued)

(n)    On June 27, 2013, the Company issued 500,000 shares of common stock with a fair value of $170,000 to a consultant, of which $3,716 was expensed as consulting fees for the pro-rate portion of services rendered to June 30, 2013. The remaining $166,284 was recorded as deferred compensation and will be expensed pro-rata over the remaining term of the agreement ending on December 27, 2013.

(o)    On June 28, 2013, the Company issued 96,000 shares of common stock with a fair value of $45,120 to a consultant which was recorded as deferred compensation which will be expensed on the vesting date of July 1, 2013. Refer to Note 13(a).

(p)    As at June 30, 2013, the Company has share subscriptions proceeds of $60,000 which were received in 2010.

11.	Share Purchase Warrants

On June 1, 2013, the Company issued 250,000 share purchase warrants at an exercise price of $0.50 per share expiring on May 31, 2014 to a consultant. The fair value of $44,884 was determined using the Black-Scholes option pricing model using the following assumptions: risk-free interest rate of 0.14%, expected life of 1 year, expected volatility of 254%, and no expected dividends.

The Company also issued share purchase warrants as part of the acquisition of Aero. Refer to Note 3.

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2012	–	–

Issued	3,250,000	0.73

Balance, June 30, 2013	3,250,000	0.73

As at June 30, 2013, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

250,000	0.50	May 31, 2014
1,000,000	0.50	December 31, 2014
1,000,000	0.75	December 31, 2015
1,000,000	1.00	December 31, 2016

3,250,000

12.    Commitments

(a)     On April 17, 2013, the Company entered into an agreement with a consultant to become the Chief Financial Officer and director of the Company. Commending May 1, 2013, the Company is to pay the Chief Financial Officer $5,000 per month for the first year, $8,000 per month for the second year, and $10,000 per month for the third year. The Chief Financial Officer has the right to convert all or part of the consulting fee or outstanding accrued amount plus interest into shares of common stock of the Company at $1.00 per share Upon execution of the agreement, the Company issued 200,000 shares of common stock (refer to Note 10(e)) and must pay $10,000 signing bonus prior to the end of the first year of the agreement. The signing bonus bears interest at 1% per month until it is paid in full.

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Notes to the consolidated financial statements

June 30, 2013

(Expressed in U.S. dollars)

(unaudited)

12.    Commitments (continued)

(b)    On April 17, 2013, the Company entered into an agreement with a director to become the President and Chief Executive Officer of the Company (the “President”). Commending May 1, 2013, the Company is to pay the President $15,000 per month for the first year, $18,000 per month for the second year, and $20,000 per month for the third year. The President has the right to convert all or part of the consulting fee or outstanding accrued amount plus interest into shares of common stock of the Company at $0.01 per share The Company must pay the President a $25,000 signing bonus prior to the end of the first year of the agreement. The signing bonus bears interest at 1% per month until it is paid in full.

(c)     On April 17, 2013, the Company entered into an agreement with a director to become the Chairman of the Board of Directors of the Company (the “Chairman”). Commending May 1, 2013, the Company is to pay the Chairman $10,000 per month for the first year, $12,000 per month for the second year, and $15,000 per month for the third year. The Chairman has the right to convert all or part of the consulting fee or outstanding accrued amount plus interest into shares of common stock of the Company at $0.01 per share The Company must pay a $10,000 signing bonus prior to the end of the first year of the agreement. The signing bonus bears interest at 1% per month until it is paid in full.

(d)    On May 15, 2013, the Company entered into an agreement with a consultant whereby the Company issued 200,000 shares of common stock for services to be provided over a period of one year. Refer to Note 10(f). The Company will pay a finder’s fee of 10% on any financing brought to the Company by the consultant.

(e)     On May 15, 2013, the Company entered into an agreement with a consultant whereby the Company issued 275,000 shares of common stock for services to be provided over a period of one year. Refer to Note 10(g). The Company will pay a finder’s fee of 10% on any financing brought to the Company by the consultant.

(f)     On May 28, 2013, as part of the acquisition of Aero, the Company agreed to issue performance bonus shares to the former shareholders of Aero based on Aero’s revenue growth over a three year period. The increase in gross revenue over the previous year is converted to shares of common stock of the Company at $1.00 per share.

The Company will also pay finders’ fee shares to the former shareholders of Aero if they introduce an acquisition target to the Company. The finders’ fee shares will be calculated as a percentage of the Company’s valuation purchase price of each acquisition target as follows: (i) 1.5% for the first $2,000,000 and (ii) 0.75% on the balance.

In addition, commencing June 1, 2013, the Company is to pay consulting fees to three members of Aero’s management team. Each member is to be paid $10,000 per month for the first year, $12,000 per month for the second year, and $15,000 per month for the third year. Any unpaid amounts bear interest at 1% per month. The members have the right to convert all or part of the consulting fee or outstanding accrued amount plus interest into shares of common stock of the Company at $1.00 per share. Upon execution of the agreement, the Company issued 100,000 shares of common stock to each of the three individuals as a signing bonus (issued). Refer to Note 10(i).

(g)     On June 1, 2013, the Company entered into an agreement with two consultants whereby the Company issued a total of 50,000 shares of common stock (refer to Note 10(k) and is to pay a total of $1,000 per month for a period of six months. The agreement can be extended for an additional six month term at the option of the Company for a total of $1,500 per month. The Company will pay a commission of 10% of any iPMine sales and a 5% finder’s fee for any financing brought to the Company by the consultants.

(h)    On June 1, 2013, the Company entered into an agreement with a consultant whereby the Company is to pay the consultant $5,000 per month with either party able to terminate the agreement on two months written notice to the other party. Upon execution of the agreement, the Company issued 50,000 shares of common stock and 250,000 share purchase warrants exercisable at $0.50 per share expiring on May 31, 2014. Refer to Notes 10(i) and Note 11.

(i)      On June 1, 2013, the Company entered into an agreement with a consultant whereby the Company is to pay the consultant $15,000 per quarter over a period of one year. The Company will pay a finder’s fee of 10% on any financing brought to the Company by the consultant.

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Notes to the consolidated financial statements

June 30, 2013

(Expressed in U.S. dollars)

(unaudited)

13.   Subsequent Events

(a)	On July 1, 2013, the Company entered into a consulting agreement with an investor relations firm whereby the Company is to pay the consultant $5,500 per month until December 31, 2013 and issue 96,000 shares of common stock (issued June 28, 2013 and recorded as deferred compensation as at June 30, 2013). Refer to Note 10(l).
(b)	On July 31, 2013, the Company issued a convertible note with a principal value of $405,000 for proceeds of $300,000. The note bears interest at a rate of 8% per annum and matures on January 27, 2014. The note is convertible ninety days after issuance, at the holder’s option, into shares of common stock of the Company at $0.2325 per share. Under terms of the note, the principal amount of $405,000 will be reduced to the purchase price of $300,000 if the Company meets all of their filing obligations. If the Company files a registration statement covering the resale of all of the shares issued or issuable upon conversion of the convertible note with the Securities and Exchange Commission (“SEC”) on or before September 3, 2013, $30,000 of the outstanding principal amount, together with any accrued and unpaid interest with respect to such portion of the principal amount, will be extinguished. If the registration statement is declared effective by the SEC by October 14, 2013 then a further $75,000 of the outstanding principal amount, together with any accrued and unpaid interest with respect to such portion of the principal amount, will be extinguished. The Company has the right at any time to redeem all, but not less than all, of the total outstanding amount then remaining under the convertible note in cash at a price equal to 120% of the total amount of the convertible note then outstanding. In the event of default, the note has a default interest rate of 18% per annum and customary event default provisions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION) FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2013 SHOULD BE READ IN CONJUNCTION WITH SANWIRE CORPORATION’S INTERIM CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q.

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

On May 28, 2013, the Company acquired Tulsa, Oklahoma-based Aero Networks, LLC. In consideration for the acquisition, the Company shall issue two million and four hundred thousand (2,400,000) common shares plus three million (3,000,000) warrants from treasury in accordance with Rule 144 of the Securities and Exchange Commission.

Results of Operations – for the six months ended June 30, 2013 and 2012

REVENUE – Sanwire has generated revenue of $117,800 (2012 - $nil) and gross profit of $5,130 (2012 - $nil) through its subsidiary, Aero Networks, LLC.

EXPENSES - Total expenses were $721,595 for the six month period ended June 30, 2013. Expenses had increased for the current six month period as compared to $123,523 for the six month period ended June 30, 2012. The increase in costs over this six month period is due to the increase in management/consulting fees and amortization of the technology intellectual property. The costs can be subdivided into the following categories:

1.	General and administrative expenses: $470,638 in general and administrative expenses was incurred for the six month period ended June 30, 2013 as compared to $87,523 for the six month period ended June 30, 2012, an increase of $383,115, due to the increase in management/consulting and administrative services and addition of expenses incurred by Aero.
2.	Amortization and depreciation: $250,638 for the amortization of intangible assets and $329 for the depreciation of property and equipment was incurred for the six month period ended June 30, 2013 as compared to $nil for the six month period ended June 30, 2012. The increase was due to the fact the assets were acquired during the six months ended June 30, 2013.

3.      Royalty expenses: $Nil in royalty expenses was incurred for the six month period ended June 30, 2013 as compared to $36,000 for the six month period ended June 30, 2012.

OTHER INCOME (EXPENSE) – Total other income (expense) was $164,186 for the six month period ended June 30, 2013 as compared to $36,068 for the six month period ended June 30, 2012. The increase was mainly due to the accretion of discount on convertible debt which did not exist in the comparable period. The costs can be subdivided into the following categories:

1.	Accretion of discount on convertible debt: The Company incurred accretion of discount on convertible debt expense of $177,598 for the six month period ended June 30, 2013 as compared to $Nil for the six month period ended June 30, 2012. The accretion expense arose upon the issuance of convertible debt during the quarter ended June 30, 2013 which was discounted for the equity portion of the debt.
2.	Interest expense: $29,138 in interest expense was incurred for the six month period ended June 30, 2013 as compared to $36,068 for the six month period ended June 30, 2012.
3.	Write-off of accounts payable: The Company also had a write off of accounts payable for $42,550 for the six month period ended June 30, 2013 compared to $Nil for the six month period ended June 30, 2012.

Liquidity and Capital Resources

During the six month period ended June 30, 2013, Sanwire satisfied its working capital needs by carefully managing its cash flow and deferring payments to its services vendors. As June 30, 2013, the Company had cash on hand in the amount of $2,413 (December 31, 2012 - $1,094) and current liabilities of $1,719,661 (December 31, 2012 - $1,373,130). As June 30, 2013, Sanwire has $581,294 in accounts payable, $132,339 in accrued liabilities, $673,624 in loans payable, and $332,404 payable to related parties. Given the current financial situation of Sanwire, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

To achieve our goals and objectives for the next 12 months, we plan to manage our operating expenses, negotiate with creditors to defer payments, or convert debt into equity. In addition management is actively seeking long term funding and seeking investors to invest in the company; refer to Note 13 - Subsequent Events.

Cash Used in Operating Activities

Operating activities for the six months ended June 30, 2013 and 2012 used cash of $36,793 and $28,392, respectively, which reflect our recurring operating losses. Our net losses of $880,651 and $159,591 for the six months ended June 30, 2013 and 2012, respectively, were the primary reasons for our negative operating cash flow in both years.

Cash Used in Investing Activities

Net cash flows from investing activities for the six month ended June 30, 2013 was $3,930 (2012 - $nil). For the six months ended June 30, 2013, we used $5,000 for loan advanced and $766 for the purchase of computer equipment, and received $9,696 cash upon the acquisition of Aero in investing activities.

Cash from Financing Activities

Net cash flows provided by financing activities for the six month ended June 30, 2013 was $34,182 from related party loans and loans payable advances. Net cash flows provided by financing activities for the six months ended June 30, 2012 was $34,451.

Off-Balance Sheet Arrangement

As of June 30, 2013, Sanwire did not have any off-balance sheet arrangements.

Capital Expenditure

Capital expenditures for the six month period ended June 30, 2013, amounted to $Nil. Sanwire does not anticipate any significant purchase or sale of equipment over the next 12 months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013. However, the Company has since taken steps to remedy certain identified deficiencies in its disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

None.

Use of Proceeds from Unregistered Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosure

Item 5. Other Information

No items to disclose.

Item 6. Exhibits and Certifications

Exhibit Number	Exhibit Title
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 19, 2013

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)
BY:	/s/ Naiel P. Kanno
Naiel Kanno, President and Chief Executive Officer and a Member of the Board of Directors

