Form 10-Q/A
period 2013-03-31
Sanwire Corp
filed 2013-09-11
CIK 1096759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2013
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number: 94-33420647

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)
(Exact name of registrant as specified in its charter)
NEVADA	94-3342064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9710 E. 55th Pl. Tulsa, OK	74146
(Address of principal executive offices)	(Zip Code)
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

Large Accelerated Filer ☐	Accelerated Filer 
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐	No ☒
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
46,273,147 common shares issued and outstanding as of September 10, 2013.

EXPLANATORY NOTE

We are amending our Form 10-Q to include restated audited consolidated financial statements for the quarter ended March 31, 2013. These financial statements are being restated to reflect a write-down of the technology intellectual property and adjustment to the fair value of shares issued for the technology intellectual property. Refer to Note 7 to the financial statements.

We are also amending our filing to include material contracts as exhibits.

2

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)

FORM 10-Q/A

For the Quarter Ended March 31, 2013

3

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

The interim unaudited consolidated financial statements should be read in conjunction with Sanwire’s consolidated financial statements and the notes thereto contained in Sanwire's audited consolidated financial statements for the year ended December 31, 2012 in the Form 10-K.

Interim results are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements start on the next page.

4

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Consolidated financial statements

March 31, 2013

(Expressed in U.S. dollars)

(unaudited)

F-1

SANWIRE CORPORATION

(formerly NT Mining Corporation)

(An exploration stage company)

Consolidated balance sheets

(Expressed in U.S. dollars)

	(Restated – Note 7) March 31, 2013 $	December 31, 2012 $
	(unaudited)
ASSETS

Current assets

Cash	344	1,094

Total current assets	344	1,094

Technology intellectual property (Note 3)	30,205	—

Total assets	30,549	1,094

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	469,212	455,083
Accrued liabilities	110,770	113,201
Loans payable (Note 4)	630,624	630,624
Due to related parties (Note 5)	187,771	174,222
Note payable	9,980,000	—

Total liabilities	11,378,377	1,373,130

Nature of operations and continuance of business (Note 1)
Subsequent events (Note 8)

Stockholders’ deficit

Common stock Authorized: 750,000,000 shares, par value $0.00001 Issued and outstanding: 41,452,147 (December 31, 2012 – 1,151,937) shares	415	12

Additional paid-in capital	9,448,084	9,408,186

Shares issuable (Note 6)	60,000	60,000

Accumulated other comprehensive loss	(5,776)	(5,776)

Deficit	(20,850,551)	(10,834,458)

Total stockholders’ deficit	(11,347,828)	(1,372,036)

Total liabilities and stockholders’ deficit	30,549	1,094

(The accompanying notes are an integral part of these consolidated financial statements)

F-2

SANWIRE CORPORATION

(formerly NT Mining Corporation)

(An exploration stage company)

Consolidated statements of operations

(Expressed in U.S. dollars)

(unaudited)

	(Restated – Note 7) Three months ended March 31, 2013 $	Three months ended March 31, 2012 $	Accumulated from February 10, 1997 (date of inception) to March 31, 2013 $

Revenue	–	–	–

Operating expenses

Amortization of intangible assets	75	–	75
Depreciation of property and equipment	–	–	4,923
General and administrative (Note 5)	31,338	20,424	720,354
Mineral exploration	–	–	43,518
Royalties	–	–	126,000
Write-down of intangible assets	9,970,020	–	9,970,020
Write-down of mineral property costs	–	–	2,671,199
Write-down of property and equipment	–	–	5,356

Total operating expenses	10,001,433	20,424	13,541,445

Loss before other income (expense)	(10,001,433)	(20,424)	(13,541,445)

Other income (expense)

Interest expense	(14,660)	(18,054)	(279,009)
Loss on settlement of accounts payable	–	–	(77,000)
Write-off of accounts payable	–	–	90,000
Write down of amounts receivable	–	(42)	(4,985)

Total other income (expense)	(14,660)	(18,096)	(270,994)

Net loss from continuing operations	(10,016,093)	(38,520)	(13,812,439)

Discontinued operations	–	–	(7,038,112)

Net loss for the period	(10,016,093)	(38,520)	(20,850,551)

Comprehensive loss

Foreign exchange translation loss	–	(1,122)	(5,776)

Comprehensive loss for the period	(10,016,093)	(39,642)	(20,856,327)

Net loss per share, basic and diluted	(4.89)	(0.04)

Weighted average number of shares outstanding	2,046,197	951,937
F-3

SANWIRE CORPORATION

(formerly NT Mining Corporation)

(An exploration stage company)

Consolidated statements of stockholder’s equity (deficit)

(expressed in U.S. dollars)

(unaudited)

	Common Stock		Additional paid-in capital $	Shares issuable $	Accumulated other comprehensive loss $	Deficit accumulated during the exploration stage $	Total stockholders’ equity (deficit) $
	Number	Amount $

Balance, December 31, 2012	1,151,937	12	9,408,187	60,000	(5,776)	(10,834,458)	(1,372,035)

Shares issued to acquire technology intellectual property	20,300,000	203	20,097	–	–	–	20,300

Shares issued to settle debt	20,000,000	200	19,800	–	–	–	20,000

Adjustment for reverse stock split	210	–	–	–	–	–	–

Net loss for the period	–	–	–	–	–	(10,016,093)	(10,016,093)

Balance, March 31, 2013	41,452,147	415	9,448,084	60,000	(5,776)	(20,850,551)	(11,347,828)

(The accompanying notes are an integral part of these consolidated financial statements) F-4

SANWIRE CORPORATION

(formerly NT Mining Corporation)

(An exploration stage company)

Consolidated statements of cash flows

(Expressed in U.S. dollars)

(unaudited)

	Three months ended March 31, 2013 $	Three months ended March 31, 2012 $	Accumulated from February 10, 1997 (date of inception) to March 31, 2013 $

Operating activities

Net loss for the period	(10,016,093)	(38,520)	(20,850,551)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	–	3,314	132,854
Amortization of intangible asset	75	–	75
Depreciation of property and equipment	–	–	4,923
Loss on settlement of accounts payable	–	–	77,000
Write-down of amounts receivable	–	42	5,026
Write-down of intangible assets	9,970,020	–	9,970,020
Write-down of mineral property costs	–	–	2,671,199
Write-down of property and equipment	–	–	5,165
Write off of accounts payable	–	–	(90,000)

Changes in operating assets and liabilities:
Amounts receivable	–	–	(5,026)
Prepaid expenses and deposits	–	(1,000)	26
Accounts payable	17,039	12,144	434,823
Accrued liabilities	14,660	14,558	137,904

Net cash used in operating activities	(14,299)	(9,462)	(7,506,562)

Investing activities

Purchase of property and equipment	–	–	(15,763)
Acquisition of mineral properties	–	–	(21,835)

Net cash provided by investing activities	–	–	(37,598)

Financing activities

Proceeds from notes payable	–	–	150,000
Proceeds from related parties	13,549	10,235	169,082
Proceeds from issuance of shares	–	–	7,231,198

Net cash provided by financing activities	13,549	10,235	7,550,280

Effect of exchange rate changes on cash	–	(1,122)	(5,776)

Change in cash	(750)	(349)	344

Cash, beginning of period	1,094	1,136	–

Cash, end of period	344	787	344

Non-cash investing and financing activities:

Shares issued to settle debt	20,000		439,876
Shares issued to acquire mineral properties	–	–	2,150,000
Shares issued for acquisition of subsidiary	–	–	421,390
Technology intellectual property acquired with debt and share issuances	10,000,300	–	10,000,300

Supplemental disclosures:

Interest paid	–	–	12,480
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

SANWIRE CORPORATION

(formerly NT Mining Corporation)

(An exploration stage company)

Notes to the consolidated financial statements

March 31, 2013

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

On March 22, 2013, the Company exercised its option under a license agreement to acquire 100% ownership of the iPMine communication and mine safety system. Refer to Note 3. The Company has broadened its business plan to include wireless application in the mining sector through the acquisition of iPMine, which is operated under its subsidiary, iPTerra Technologies, Inc. (“iPTerra”). iPTerra is a designer, developer, manufacturer and marketer of a real-time 2-way wireless and/or wireline communications, and mine safety solution for the global mining and industrial industry. The Company is an exploration stage company as defined by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at March 31, 2013, the Company has a working capital deficit of $11,378,033 and has an accumulated deficit of $20,850,551 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies
(a)	Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bullmoose Mines Ltd. and iPTerra Technologies, Inc. All inter-company balances and transactions have been eliminated.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the estimated useful lives and recoverability of long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

SANWIRE CORPORATION

(formerly NT Mining Corporation)

(An exploration stage company)

Notes to the consolidated financial statements

March 31, 2013

(Expressed in U.S. dollars)

(unaudited)

2. Summary of Significant Accounting Policies (continued)

(e)	Intangible Assets

Intangible assets are stated at cost less accumulated amortization. The Company’s intangible asset is the iPMine technology which is being amortized straight-line over 10 years.

(f)	Long-lived Assets

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

(g)	Foreign Currency Translation

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

(h)	Income Taxes

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

(i)	Financial Instruments and Fair Value Measures

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

SANWIRE CORPORATION

(formerly NT Mining Corporation)

(An exploration stage company)

Notes to the consolidated financial statements

March 31, 2013

(Expressed in U.S. dollars)

(unaudited)

2. Summary of Significant Accounting Policies (continued)

(i)            Financial Instruments and Fair Value Measures (continued)

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

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, loans payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(j)	Stock-based Compensation

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

(k)	Loss Per Share

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

(l)	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2013 and 2012, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

(m)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

SANWIRE CORPORATION

(formerly NT Mining Corporation)

(An exploration stage company)

Notes to the consolidated financial statements

March 31, 2013

(Expressed in U.S. dollars)

(unaudited)

3.	Technology Intellectual Property
	Cost $	Accumulated amortization $	Write-down $	March 31, 2013 Net carrying value $	December 31, 2012 Net carrying value $

iPMine technology	10,000,300	75	9,970,020	30,205	–

On January 2, 2013, the Company signed an exclusive licensing and distribution agreement (the “License Agreement”) to sell and market the iPMine communication and mine safety system for underground mines for the European continent. The terms of the agreement includes exclusivity for the European market for a five year term renewable with an additional five year term and first right of refusal to acquire 100% of the iPMine intellectual property. The Company issued 300,000 shares of common stock with a fair value of $300 to the licensor.

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

On March 31, 2013, the Company recognized a write down of $9,970,020 due to the uncertainty of expected future cash flows.

4.	Loans Payable
(a)	As at March 31, 2013, the amount of $150,000 (December 31, 2012 - $150,000) is owed to a non-related party which bears interest at 10% per annum, unsecured, and due on demand. As at March 31, 2013, the Company has accrued interest of $21,681 (December 31, 2012 - $37,931) which is included in accrued liabilities.
(b)	As at March 31, 2013, the amount of $480,624 (December 31, 2012 - $480,624) is owed to a non-related party, which bears interest at 12% per annum, due on demand, and secured by the assets of the Company. As at March 31, 2013, the Company has accrued interest of $86,089 (December 31, 2012 - $75,270) which is included in accrued liabilities.

5.	Related Party Transactions
(a)	As at March 31, 2013, the amount of $13,549 (December 31, 2012 - $nil) is owed to the President and a company controlled by the President of the Company, which is non-interest bearing, unsecured, and due on demand.
(b)	As at March 31, 2013, the amount of $106,557 (December 31, 2012 - $106,557) is owed to the Chairman of the Board of the Company and companies controlled by the Chairman, which is non-interest bearing, unsecured, and due on demand.
(c)	As at March 31, 2013, the amount of $22,948 (December 31, 2012 - $22,948) is owed to a former director and a company controlled by a former director of the Company, which is non-interest bearing, unsecured, and due on demand.

SANWIRE CORPORATION

(formerly NT Mining Corporation)

(An exploration stage company)

Notes to the consolidated financial statements

March 31, 2013

(Expressed in U.S. dollars)

(unaudited)

5. Related Party Transactions (continued)

(d)	As at March 31, 2013, the amount of $44,717 (December 31, 2012 - $44,717) is owed to a former director and a company controlled by a former director of the Company, which is non-interest bearing, unsecured, and due on demand.

6. Common Stock

(a)	On January 3, 2013, the Company issued 300,000 shares of common stock with a fair value of $300 pursuant to the License Agreement. Refer to Note 3.
(b)	On March 8, 2013, the Company effected a 1 for 50 reverse split of the issued and outstanding shares of common stock. All share amounts have been retroactively restated for all periods presented. The Company also increased the number of authorized shares of common stock from 500,000,000 shares to 750,000,000 shares with no change in par value.
(c)	On March 22, 2013, the Company issued 20,000,000 shares of common stock with a fair value of $20,000 pursuant to the acquisition of intellectual property. Refer to Note 3.
(d)	On March 27, 2013, the Company issued 20,000,000 shares of common stock with a fair value of $20,000 to settle debt of $20,000.
(e)	As at March 31, 2013, the Company has share subscriptions proceeds of $60,000 which were received in 2010.

7.	Restatement

The Company has restated its financial statements as at March 31, 2013 and for the three months then ended. These financial statements have been restated to reflect a write-down of the technology intellectual property and adjustment to the fair value of shares issued for the technology intellectual property. This restatement resulted in an increase in net loss per share from $0.02 to $4.89.

Balance sheet

	As at March 31, 2013
	As reported $	Adjustment $	As restated $

Assets

Current assets

Cash	344	–	344

Total current assets	344	–	344

Technology intellectual property	10,025,500	(9,995,295)	30,205

Total assets	10,025,844	(9,995,295)	30,549

Liabilities

Current liabilities

Accounts payable	558,301	(89,089)	469,212
Accrued liabilities	–	110,770	110,770
Loans payable	480,624	150,000	630,624
Note payable to related party	171,681	(171,681)	–
Due to related parties	10,167,771	–	10,167,771

Total liabilities	11,378,377	–	11,378,377

Stockholders’ equity

Common stock	415	–	415
Additional paid-in capital	9,473,284	(25,200)	9,448,084
Shares to be issued	60,000	–	60,000
Accumulated other comprehensive loss	(5,776)	–	(5,776)
Deficit accumulated during the exploration stage	(10,880,456)	(9,970,095)	(20,850,551)

Total stockholders’ equity	(1,352,533)	(9,995,295)	(11,347,828)

Total liabilities and stockholders’ equity	10,025,844	(9,995,295)	30,549

SANWIRE CORPORATION

(formerly NT Mining Corporation)

(An exploration stage company)

Notes to the consolidated financial statements

March 31, 2013

(Expressed in U.S. dollars)

(unaudited)

7. Restatement (continued)

Income statement

	Three months ended March 31, 2013
	As reported $	Adjustment $	As restated $

Revenue	–	–	–

Expenses

Amortization of intangible assets	–	75	75
General and administrative	31,338	–	31,338
Write-down of intangible asset	–	9,970,020	9,970,020

Total expenses	31,338	9,970,095	10,001,523

Loss before other expense	(31,338)	(9,970,095)	(10,001,523)

Other expense

Interest expense	(14,660)	–	(14,660)

Net loss and comprehensive loss for the period	(45,998)	(9,970,095)	(10,016,093)

	Accumulated from February 10, 1997 (date of inception) to March 31, 2013
	As reported $	Adjustment $	As restated $

Revenue	–	–	–

Expenses

Amortization of intangible assets	–	75	75
Depreciation of property and equipment	4,923	–	4,923
General and administrative	720,354	–	720,354
Mineral exploration	43,518	–	43,518
Royalties	126,000	–	126,000
Write-down of intangible asset	–	9,970,020	9,970,020
Write-down of mineral property costs	2,671,199	–	2,671,199
Write down of property and equipment	5,356	–	5,356

Total expenses	3,571,350	9,970,095	13,541,445

Loss before other expense	(3,571,350)	(9,970,095)	(13,541,445)

Other income (expense)

Interest expense	(279,009)	–	(279,009)
Loss on settlement of accounts payable	(77,000)	–	(77,000)
Write-off of accounts payable	90,000	–	90,000
Write off of amounts receivable	(4,985)	–	(4,985)

Total other income (expense)	(270,994)	–	(270,994)

Net loss from continuing operations	(3,842,344)	(9,970,095)	(13,812,439)

Discontinued operations	(7,038,112)	–	(7,038,112)

Net loss for the period	(10,880,456)	(9,970,095)	(20,850,551)

SANWIRE CORPORATION

(formerly NT Mining Corporation)

(An exploration stage company)

Notes to the consolidated financial statements

March 31, 2013

(Expressed in U.S. dollars)

(unaudited)

8. Subsequent Events

(a)	On April 17, 2013, the Company entered into an agreement with a consultant to become the Chief Financial Officer and director of the Company. Commending May 1, 2013, the Company is to pay the Chief Financial Officer $5,000 per month for the first year, $8,000 per month for the second year, and $10,000 per month for the third year. The Chief Financial Officer has the right to convert all or part of the consulting fee or outstanding accrued amount plus interest into shares of common stock of the Company at $1.00 per share Upon execution of the agreement, the Company issued 200,000 shares of common stock (refer to Note 10(e)) and must pay $10,000 signing bonus prior to the end of the first year of the agreement. The signing bonus bears interest at 1% per month until it is paid in full.
(b)	On April 17, 2013, the Company entered into an agreement with a director to become the President and Chief Executive Officer of the Company (the “President”). Commending May 1, 2013, the Company is to pay the President $15,000 per month for the first year, $18,000 per month for the second year, and $20,000 per month for the third year. The President has the right to convert all or part of the consulting fee or outstanding accrued amount plus interest into shares of common stock of the Company at $0.01 per share The Company must pay the President a $25,000 signing bonus prior to the end of the first year of the agreement. The signing bonus bears interest at 1% per month until it is paid in full.
(c)	On April 17, 2013, the Company entered into an agreement with a director to become the Chairman of the Board of Directors of the Company (the “Chairman”). Commending May 1, 2013, the Company is to pay the Chairman $10,000 per month for the first year, $12,000 per month for the second year, and $15,000 per month for the third year. The Chairman has the right to convert all or part of the consulting fee or outstanding accrued amount plus interest into shares of common stock of the Company at $0.01 per share The Company must pay a $10,000 signing bonus prior to the end of the first year of the agreement. The signing bonus bears interest at 1% per month until it is paid in full.
(d)	On May 10, 2013, the Company issued convertible promissory notes to two companies controlled by the President of the Company for the $9,980,000 debt that arose from the purchase of the iPMine system. The notes are non-interest bearing, unsecured, and due eighteen months from the date of issuance. The unpaid amount of principal can be converted at any time at the holder’s option into shares of the Company’s common stock at a price of $1.00 per share.
(e)	On May 15, 2013, the Company entered into an agreement with a consultant whereby the Company issued 200,000 shares of common stock for services to be provided over a period of one year. The Company will pay a finder’s fee of 10% on any financing brought to the Company by the consultant.
(f)	On May 15, 2013, the Company entered into an agreement with a consultant whereby the Company issued 275,000 shares of common stock for services to be provided over a period of one year. The Company will pay a finder’s fee of 10% on any financing brought to the Company by the consultant.
(g)	On May 28, 2013 the Company completed a stock purchase agreement with all the shareholders of Aero Networks, LLC (“Aero”). The Company acquired 100% of the issued and outstanding shares of Aero by issuing 2,400,000 shares of common stock and 3,000,000 share purchase warrants in three 1,000,000 blocks expiring in 2014, 2015, and 2017 at an exercise price of $0.50, $0.75, and $1.00 respectively. The Company also agreed to issue future earn-out performance bonus shares based on revenue growth and extended a three year agreement to Aero’s management team.

(h)	On May 28, 2013, as part of the acquisition of Aero, the Company agreed to issue performance bonus shares to the former shareholders of Aero based on Aero’s revenue growth over a three year period. The increase in gross revenue over the previous year is converted to shares of common stock of the Company at $1.00 per share.

The Company will also pay finders’ fee shares to the former shareholders of Aero if they introduce an acquisition target to the Company. The finders’ fee shares will be calculated as a percentage of the Company’s valuation purchase price of each acquisition target as follows: (i) 1.5% for the first $2,000,000 and (ii) 0.75% on the balance.

SANWIRE CORPORATION

(formerly NT Mining Corporation)

(An exploration stage company)

Notes to the consolidated financial statements

March 31, 2013

(Expressed in U.S. dollars)

(unaudited)

8. Subsequent Events (continued)

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

(i)	On June 1, 2013, the Company entered into an agreement with two consultants whereby the Company issued a total of 50,000 shares of common stock and is to pay a total of $1,000 per month for a period of six months. The agreement can be extended for an additional six month term at the option of the Company for a total of $1,500 per month. The Company will pay a commission of 10% of any iPMine sales and a 5% finder’s fee for any financing brought to the Company by the consultants.
(j)	On June 1, 2013, the Company entered into an agreement with a consultant whereby the Company is to pay the consultant $5,000 per month with either party able to terminate the agreement on two months written notice to the other party. Upon execution of the agreement, the Company issued 50,000 shares of common stock and 250,000 share purchase warrants exercisable at $0.50 per share expiring on May 31, 2014.
(k)	On June 1, 2013, the Company entered into an agreement with a consultant whereby the Company is to pay the consultant $15,000 per quarter over a period of one year. The Company will pay a finder’s fee of 10% on any financing brought to the Company by the consultant.
(l)	On July 1, 2013, the Company entered into a consulting agreement with an investor relations firm whereby the Company is to pay the consultant $5,500 per month until December 31, 2013 and issue 96,000 shares of common stock (issued June 28, 2013).
(m)	On July 31, 2013, the Company issued a convertible note with a principal value of $405,000 for proceeds of $300,000. The note bears interest at a rate of 8% per annum and matures on January 27, 2014. The note is convertible ninety days after issuance, at the holder’s option, into shares of common stock of the Company at $0.2325 per share. Under terms of the note, the principal amount of $405,000 will be reduced to the purchase price of $300,000 if the Company meets all of their filing obligations. If the Company files a registration statement covering the resale of all of the shares issued or issuable upon conversion of the convertible note with the Securities and Exchange Commission (“SEC”) on or before September 3, 2013, $30,000 of the outstanding principal amount, together with any accrued and unpaid interest with respect to such portion of the principal amount, will be extinguished. If the registration statement is declared effective by the SEC by October 14, 2013 then a further $75,000 of the outstanding principal amount, together with any accrued and unpaid interest with respect to such portion of the principal amount, will be extinguished. The Company has the right at any time to redeem all, but not less than all, of the total outstanding amount then remaining under the convertible note in cash at a price equal to 120% of the total amount of the convertible note then outstanding. In the event of default, the note has a default interest rate of 18% per annum and customary event default provisions.
(n)	On August 28, 2013, the Company entered into an agreement with an investor who has committed to purchase up to $7,500,000 (the “Total Commitment”) of the Company’s shares of common stock over a three year period following the effectiveness of a registration statement the Company has agreed to file with the U.S. Securities and Exchange Commission. The Company, in its sole discretion, can provide the investor with either “regular” draw down notices or, if certain conditions are satisfied, “fixed” draw down notices (each, a “Draw Down Notice”). In each case to purchase a specified dollar amount of shares (the “Draw Down Amount”), with each draw down subject to the limitations discussed below. The maximum amount of shares requested to be purchased pursuant to any single Regular Draw Down Notice cannot exceed 300% of the average daily trading volume of the Company’s common stock for the 20 trading days immediately preceding the date of the Regular Draw Down Notice (the “Maximum Regular Draw Down Amount”). The maximum amount of shares requested to be purchased pursuant to any single Fixed Draw Down Notice cannot exceed 200% of the average daily trading volume of the Company’s common stock for the 20 trading days immediately preceding the date of the Fixed Draw Down Notice (“Maximum Fixed Draw Down Amount”).

SANWIRE CORPORATION

(formerly NT Mining Corporation)

(An exploration stage company)

Notes to the consolidated financial statements

March 31, 2013

(Expressed in U.S. dollars)

(unaudited)

8. Subsequent Events (continued)

When the Company provides the investor with “regular” draw down notices to purchase a specified Draw Down Amount, this is up to the Maximum Regular Draw Down Amount, based over a 10 consecutive trading day period commencing on the trading day specified in the applicable Regular Draw Down Notice (the “Pricing Period”). Once presented with a Regular Draw Down Notice, the investor is required to purchase a pro rata portion of the applicable Draw Down Amount on each trading day during the applicable Pricing Period on which the daily volume weighted average price for the Company’s common stock (the “VWAP”) equals or exceeds an applicable floor price equal to the product of (i) 0.70 and (ii) the VWAP over the 10 trading days immediately preceding the date the Regular Draw Down Notice is delivered, subject to adjustment (the “Floor Price”). If the VWAP falls below the applicable Floor Price on any trading day during the applicable Pricing Period, the Purchase Agreement provides that the Investor will not be required to purchase the pro rata portion of the applicable Draw Down Amount allocated to that trading day. The per share purchase price for the shares subject to a Regular Draw Down Notice shall be equal to 90% of the arithmetic average of the three lowest VWAPs that equal or exceed the applicable Floor Price during the applicable Pricing Period; provided, however, that if the VWAP does not equal or exceed the applicable Floor Price for at least three trading days during the applicable Pricing Period, then the per share purchase price shall be equal to 90% of the arithmetic average of all VWAPs that equal or exceed the applicable Floor Price during such Pricing Period.

When the Company provides the investor with a “fixed” draw down notice to purchase a specified Draw Down Amount, up to the Maximum Fixed Draw Down Amount, on the applicable settlement date, which will occur within one trading day following the date the Fixed Draw Down Notice is delivered. The per share purchase price for the shares subject to a Fixed Draw Down Notice (the “Fixed Purchase Price”) shall be equal to 75% of the lower of (i) the lowest trade price of a share of the Company’s common stock on the date the Fixed Draw Down Notice is delivered (the “Draw Down Exercise Date”) and (ii) the arithmetic average of the three lowest daily VWAPs during the 10 consecutive trading days ending on the trading day immediately preceding the applicable Draw Down Exercise Date. The Company may deliver a Fixed Draw Down Notice only if both of the following equity conditions shall have been satisfied as of the applicable Draw Down Exercise Date: (i) on each trading day during the period beginning 30 trading days prior to the applicable Draw Down Exercise Date and ending on and including the applicable Draw Down Exercise Date, the lowest trade price of a share of the Company’s common stock shall have been greater than $0.20, subject to adjustment; and (ii) on each trading day during the period beginning 30 trading days prior to the applicable Draw Down Exercise Date and ending on and including the applicable Draw Down Exercise Date, the trade price of a share of the Company’s common stock shall not have declined more than 20% from an intraday high to an intraday low during such trading day.

The Company is prohibited from issuing a Draw Down Notice if (i) the amount requested in such Draw Down Notice exceeds the Maximum Regular Draw Down Amount, in the case of a Regular Draw Down Notice, or exceeds the Maximum Fixed Draw Down Amount, in the case of a Fixed Draw Down Notice, (ii) the sale of shares pursuant to such Draw Down Notice would cause the Company to issue or sell or the investor to acquire or purchase an aggregate dollar value of shares that would exceed the Total Commitment, or (iii) the sale of shares pursuant to the Draw Down Notice would cause the Company to sell or the Investor to purchase an aggregate number of shares of the Company’s common stock which would result in beneficial ownership by the investor of more than 4.99% of the Company’s common stock (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder). With respect to a draw down pursuant to a Regular Draw Down Notice, the Company cannot make more than one draw down (whether pursuant to a Fixed Draw Down Notice or a Regular Draw Down Notice) in any Pricing Period and must allow 24 hours to elapse between the completion of the settlement of any one draw down pursuant to a Regular Draw Down Notice and the delivery of any Fixed Draw Down Notice or Regular Draw Down Notice for any other draw down. With respect to a draw down pursuant to a Fixed Draw Down Notice, the Company must allow 15 trading days to elapse between the completion of the settlement of any one draw down pursuant to a Fixed Draw Down Notice and the delivery of any Fixed Draw Down Notice or Regular Draw Down Notice for any other draw down.

SANWIRE CORPORATION

(formerly NT Mining Corporation)

(An exploration stage company)

Notes to the consolidated financial statements

March 31, 2013

(Expressed in U.S. dollars)

(unaudited)

8. Subsequent Events (continued)

The Company agreed to pay the investor a commitment fee equal to $150,000 (or 2% of the Total Commitment under the agreement) in the form of 454,408 shares of common stock (the “Initial Commitment Shares”). In addition, as soon as practicable following the effective date of the initial registration statement, the Company is required to issue to the investor additional shares of common stock (the “Additional Commitment Shares” and, collectively with the Initial Commitment Shares, the “Commitment Shares”) equal to the greater of (i) zero and (ii) the difference of (a) the quotient of (x) $150,000 divided by (y) the greater of (1) the lowest trade price of a share of the Company’s common stock during the period beginning two trading days immediately preceding the effective date of the initial Registration Statement and ending on such effective date and (2) $0.15, less (ii) 454,408, provided that in no event will the Company issue more than an aggregate of 545,592 shares of common stock, subject to adjustment, as Additional Commitment Shares. The Company also agreed to pay up to $20,000 of reasonable legal and expenses incurred by the investor in connection with this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION) FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2013 SHOULD BE READ IN CONJUNCTION WITH SANWIRE CORPORATION’S (FORMERLY, NT MINING CORPORATION) INTERIM CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q/A.

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

On August 28, 2013, the Company entered into an agreement with an investor who has committed to purchase up to $7,500,000 (the “Total Commitment”) of the Company’s shares of common stock over a three year period following the effectiveness of a registration statement the Company has agreed to file with the U.S. Securities and Exchange Commission. The Company, in its sole discretion, can provide the investor with either “regular” draw down notices or, if certain conditions are satisfied, “fixed” draw down notices (each, a “Draw Down Notice”). In each case to purchase a specified dollar amount of shares (the “Draw Down Amount”), with each draw down subject to the limitations discussed below. The maximum amount of shares requested to be purchased pursuant to any single Regular Draw Down Notice cannot exceed 300% of the average daily trading volume of the Company’s common stock for the 20 trading days immediately preceding the date of the Regular Draw Down Notice (the “Maximum Regular Draw Down Amount”). The maximum amount of shares requested to be purchased pursuant to any single Fixed Draw Down Notice cannot exceed 200% of the average daily trading volume of the Company’s common stock for the 20 trading days immediately preceding the date of the Fixed Draw Down Notice (“Maximum Fixed Draw Down Amount”).

When the Company provides the investor with “regular” draw down notices to purchase a specified Draw Down Amount, this is up to the Maximum Regular Draw Down Amount, based over a 10 consecutive trading day period commencing on the trading day specified in the applicable Regular Draw Down Notice (the “Pricing Period”). Once presented with a Regular Draw Down Notice, the investor is required to purchase a pro rata portion of the applicable Draw Down Amount on each trading day during the applicable Pricing Period on which the daily volume weighted average price for the Company’s common stock (the “VWAP”) equals or exceeds an applicable floor price equal to the product of (i) 0.70 and (ii) the VWAP over the 10 trading days immediately preceding the date the Regular Draw Down Notice is delivered, subject to adjustment (the “Floor Price”). If the VWAP falls below the applicable Floor Price on any trading day during the applicable Pricing Period, the Purchase Agreement provides that the Investor will not be required to purchase the pro rata portion of the applicable Draw Down Amount allocated to that trading day. The per share purchase price for the shares subject to a Regular Draw Down Notice shall be equal to 90% of the arithmetic average of the three lowest VWAPs that equal or exceed the applicable Floor Price during the applicable Pricing Period; provided, however, that if the VWAP does not equal or exceed the applicable Floor Price for at least three trading days during the applicable Pricing Period, then the per share purchase price shall be equal to 90% of the arithmetic average of all VWAPs that equal or exceed the applicable Floor Price during such Pricing Period.

When the Company provides the investor with a “fixed” draw down notice to purchase a specified Draw Down Amount, up to the Maximum Fixed Draw Down Amount, on the applicable settlement date, which will occur within one trading day following the date the Fixed Draw Down Notice is delivered. The per share purchase price for the shares subject to a Fixed Draw Down Notice (the “Fixed Purchase Price”) shall be equal to 75% of the lower of (i) the lowest trade price of a share of the Company’s common stock on the date the Fixed Draw Down Notice is delivered (the “Draw Down Exercise Date”) and (ii) the arithmetic average of the three lowest daily VWAPs during the 10 consecutive trading days ending on the trading day immediately preceding the applicable Draw Down Exercise Date. The Company may deliver a Fixed Draw Down Notice only if both of the following equity conditions shall have been satisfied as of the applicable Draw Down Exercise Date: (i) on each trading day during the period beginning 30 trading days prior to the applicable Draw Down Exercise Date and ending on and including the applicable Draw Down Exercise Date, the lowest trade price of a share of the Company’s common stock shall have been greater than $0.20, subject to adjustment; and (ii) on each trading day during the period beginning 30 trading days prior to the applicable Draw Down Exercise Date and ending on and including the applicable Draw Down Exercise Date, the trade price of a share of the Company’s common stock shall not have declined more than 20% from an intraday high to an intraday low during such trading day.

The Company is prohibited from issuing a Draw Down Notice if (i) the amount requested in such Draw Down Notice exceeds the Maximum Regular Draw Down Amount, in the case of a Regular Draw Down Notice, or exceeds the Maximum Fixed Draw Down Amount, in the case of a Fixed Draw Down Notice, (ii) the sale of shares pursuant to such Draw Down Notice would cause the Company to issue or sell or the investor to acquire or purchase an aggregate dollar value of shares that would exceed the Total Commitment, or (iii) the sale of shares pursuant to the Draw Down Notice would cause the Company to sell or the Investor to purchase an aggregate number of shares of the Company’s common stock which would result in beneficial ownership by the investor of more than 4.99% of the Company’s common stock (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder). With respect to a draw down pursuant to a Regular Draw Down Notice, the Company cannot make more than one draw down (whether pursuant to a Fixed Draw Down Notice or a Regular Draw Down Notice) in any Pricing Period and must allow 24 hours to elapse between the completion of the settlement of any one draw down pursuant to a Regular Draw Down Notice and the delivery of any Fixed Draw Down Notice or Regular Draw Down Notice for any other draw down. With respect to a draw down pursuant to a Fixed Draw Down Notice, the Company must allow 15 trading days to elapse between the completion of the settlement of any one draw down pursuant to a Fixed Draw Down Notice and the delivery of any Fixed Draw Down Notice or Regular Draw Down Notice for any other draw down.

The Company agreed to pay the investor a commitment fee equal to $150,000 (or 2% of the Total Commitment under the agreement) in the form of 454,408 shares of common stock (the “Initial Commitment Shares”). In addition, as soon as practicable following the effective date of the initial registration statement, the Company is required to issue to the investor additional shares of common stock (the “Additional Commitment Shares” and, collectively with the Initial Commitment Shares, the “Commitment Shares”) equal to the greater of (i) zero and (ii) the difference of (a) the quotient of (x) $150,000 divided by (y) the greater of (1) the lowest trade price of a share of the Company’s common stock during the period beginning two trading days immediately preceding the effective date of the initial Registration Statement and ending on such effective date and (2) $0.15, less (ii) 454,408, provided that in no event will the Company issue more than an aggregate of 545,592 shares of common stock, subject to adjustment, as Additional Commitment Shares. The Company also agreed to pay up to $20,000 of reasonable legal and expenses incurred by the investor in connection with this agreement.

Results of Operations – for the three months ended March 31, 2013 and 2012

REVENUE – Sanwire has not generated any revenues since inception.

EXPENSES - Total expenses were $10,016,093 for the three month period ended March 31, 2013. Expenses had increased for the current three month period as compared to the three month period ended March 31, 2012 – $9,977,573. A total of $13,812,439 in expenses has been incurred by Sanwire since inception on February 10, 1997 through to March 31, 2013 (excluding the expenses prior to discontinued operation). The increase in costs over this three month period is due to the impairment of intangible asset and the increase in management fees and interest expense. The costs can be subdivided into the following categories.

1.	General and administrative expenses: $31,338 in general and administrative expenses was incurred for the three month period ended March 31, 2013 as compared to $20,424 for the three month period ended March 31, 2012, an increase of $10,914.
7

2.	Write-down of intangible asset: The Company recognized $9,970,000 for the write-down of intangible asset compared to $nil for the three month period ended March 31, 2012.

3.      Interest expenses: The Company incurred interest expenses of $14,660 for the three month period ended March 31, 2013 as compared to $18,054 for the three month period ended March 31, 2012.

Sanwire plans to carefully control its expenses and overall costs. The Company does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Technology Intellectual Property

	Cost $	Accumulated amortization $	Write-down $	March 31, 2013 Net carrying value $	December 31, 2012 Net carrying value $

iPMine technology	10,000,300	75	9,970,020	30,205	–

On January 2, 2013, the Company signed an exclusive licensing and distribution agreement (the “License Agreement”) to sell and market the iPMine communication and mine safety system for underground mines for the European continent. The terms of the agreement includes exclusivity for the European market for a five year term renewable with an additional five year term and first right of refusal to acquire 100% of the iPMine intellectual property. The Company issued 300,000 shares of common stock with a fair value of $300 to the licensor.

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

On March 31, 2013, the Company recognized a write down of $9,970,020 due to the uncertainty of expected future cash flows.

Liquidity and Capital Resources

During the three month period ended March 31, 2013, Sanwire satisfied its working capital needs by carefully managing its cash flow and deferring payments to its services vendors. As March 31, 2013, the Company had cash on hand in the amount of $344 (December 31, 2012 - $1,094) and current liabilities of $11,378,377 (December 31, 2012 - $1,373,130). As March 31, 2013, Sanwire has $579,982 in accounts payable and accrued liabilities, $630,624 in loans payable, $9,980,000 in note payable to related parties, and an additional $187,771 payable to related parties. Given the current financial situation of Sanwire, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

To achieve our goals and objectives for the next 12 months, we plan to manage our operating expenses, negotiate with creditors to defer payments, or convert debt into equity. In addition management is actively seeking long term funding and seeking investors to invest in the company; refer to Note 7 - Subsequent Events.

Cash Used in Operating Activities

Operating activities for the three months ended March 31, 2013 and 2012 used cash of $14,299 and $10,584 net of foreign exchange effect, respectively, which reflect our recurring operating losses. Our net losses of $10,016,093 and $38,520 for the three months ended March 31, 2013 and 2012, respectively, were the primary reasons for our negative operating cash flow in both years. Our reported negative operating cash flows for the three months ended March 31, 2013 was offset by write-down of $9,970,020 on intangible asset for the reporting period.

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

Item 4. Controls and Procedures

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

None.

Use of Proceeds from Unregistered Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

None.

Item 5. Other Information

No items to disclose.

Item 6. Exhibits and Certifications

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation, as amended	X
3.2	By-Laws		10-SB		3.2	11/19/1999
2.1	Purchase Agreement between the Company and Naiel P. Kanno, dated January 14, 2013	X
2.2	Purchase Agreement by and among the Company, Richard Bjorklund, James Bradley and Samuel Sibala, dated May 28, 2013	X
10.1	Note Purchase Agreement by and between Hanover Holdings I, LLC and the Company, dated as of July 31, 2013		8-K		10.1	8/5/2013

10.2	Senior Convertible Note, dated July 31, 2013		8-K		10.2	8/5/2013
10.3	Registration Rights Agreement by and between Hanover Holdings I, LLC and the Company, dated as of July 31, 2013		8-K		10.3	8/5/2013
10.4	Common Stock Purchase Agreement by and between Hanover Holdings I, LLC and the Company, dated as of August 28, 2013		8-K		10.1	9/4/2013
10.5	Registration Rights Agreement by and between Hanover Holdings I, LLC and the Company, dated as of August 28, 2013		8-K		10.2	9/4/2013
10.6	Exclusive License and Distribution Agreement between Naiel Kanno and NT Mining Corporation, dated January 2, 2013	X
10.7	Consulting Agreement with Naiel Kanno, dated April 17, 2013	X
10.8	Consulting Agreement with J Roland Vetter, dated April 17, 2013	X
10.9	Consulting Agreement with Carman Parente, dated April 17, 2013	X
10.10	Convertible Promissory Note by the Company in favor of Kanno Group Holdings, Ltd. in the amount of $2,345,300, dated May 10, 2013	X
10.11	Convertible Promissory Note by the Company in favor of Kanno Group Holdings II, Ltd. in the amount of $7,634,700, dated May 10, 2013	X
10.12	Consulting Agreement with Richard Bjorklund, dated May 28, 2013	X
10.13	Consulting Agreement with James Bradley, dated May 28, 2013	X
10.14	Consulting Agreement with Samuel Sibala, dated May 28, 2013	X
10.15	Community Connect Grant Contractor Agreement, between Aero Networks, LLC and Oso Vista Rahcn Project, dated June 17, 2013	X
10.16	Commercial Lease and Deposit Receipt, by and among Richard Bjorklund & Sam Siabala (d/b/a Aero Networks) and JCI, LLC, dated April 19, 2013	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

* In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 10, 2013

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)
BY:	/s/ Naiel Kanno
Naiel Kanno, Chief Executive Officer and a Member of the Board of Directors

