Form 10-Q/A
period 2013-06-30
Sanwire Corp
filed 2013-09-17
CIK 1096759

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
46,273,147 common shares issued and outstanding as of September 13, 2013.

EXPLANATORY NOTE

We are amending our Form 10-Q to include restated audited consolidated financial statements for the quarter ended June 30, 2013. These financial statements are being restated to reflect a write-down of the technology intellectual property and adjustment to the fair value of shares issued for the technology intellectual property. Refer to Note 13 to the financial statements. We are also correcting the accounting for the modification of related party debt.

2

SANWIRE CORPORATION

(FORMERLY, NT MINING CORPORATION)

FORM 10-Q/A

For the Quarter Ended June 30, 2013

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

4

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Consolidated financial statements

June 30, 2013

(Expressed in U.S. dollars)

(unaudited)

F-1

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Consolidated balance sheets

(Expressed in U.S. dollars)

	(Restatement – Note 13) June 30, 2013 $	December 31, 2012 $
	(unaudited)

ASSETS

Current assets

Cash	2,413	1,094
Accounts receivable	82,800	–
Loans receivable (Note 6)	28,620	–

Total current assets	113,833	1,094

Technology intellectual property (Note 4)	29,448	–
Property and equipment (Note 5)	1,682	–
Goodwill	1,352,212	–

Total assets	1,497,175	1,094

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Accounts payable and accrued liabilities	581,294	455,083
Accrued liabilities	132,339	113,201
Loans payable (Note 7)	673,624	630,624
Due to related parties (Note 9)	332,404	174,222

Total current liabilities	1,719,661	1,373,130

Convertible debt, net of unamortized discount of $$2,191,355 (Note 8)	7,788,645	–

Total liabilities	9,508,306	1,373,130

Nature of operations and continuance of business (Note 1)
Commitments (Note 12)
Subsequent events (Note 14)

Stockholders’ equity (deficit)

Common stock Authorized: 750,000,000 shares, par value $0.00001 Issued and outstanding: 46,273,147 (December 31, 2012 – 1,151,937) shares	463	12

Additional paid-in capital	13,954,997	9,408,186

Shares issuable (Note 10)	60,000	60,000

Deferred compensation (Note 10)	(566,488)	–

Accumulated other comprehensive loss	(5,776)	(5,776)

Deficit	(21,454,327)	(10,834,458)

Total stockholders’ equity (deficit)	(8,011,131)	(1,372,036)

Total liabilities and stockholders’ equity (deficit)	1,497,175	1,094

(The accompanying notes are an integral part of these consolidated financial statements) F-2

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Consolidated statements of operations

(Expressed in U.S. dollars)

(unaudited)

	(Restated – Note 13) Three Months Ended June 30, 2013 $	Three Months Ended June 30, 2012 $	(Restated – Note 13) Six Months Ended June 30, 2013 $	Six Months Ended June 30, 2012 $

Revenue	117,800	—	117,800	—

Cost of sales	112,670	—	112,670	—

Gross profit	5,130	—	5,130	—

Operating expenses

Amortization of intangible assets	757	—	832	—
Depreciation of property and equipment	329	—	329	—
General and administrative (Note 9)	439,290	67,057	470,628	87,481
Royalties	—	36,000	—	36,000
Write-down of intangible assets	—	—	9,970,020	—

Total operating expenses	440,376	103,057	10,441,809	123,481

Loss before other income (expense)	(435,246)	(103,057)	(10,436,679)	(123,481)

Other income (expense)

Accretion of discount on convertible debt	(196,602)	—	(196,602)	—
Interest expense	(14,478)	(18,014)	(29,138)	(36,068)
Write-off of accounts payable	42,550	—	42,550	(42)

Total other income (expense)	(168,530)	(18,014)	(183,190))	(36,110)

Net loss for the period	(603,776)	(121,071)	(10,619,869)	(159,591)

Net loss per share, basic and diluted	(0.01)	(0.13)	(0.44)	(0.17)

Weighted average number of shares outstanding	43,066,576	951,937	24,028,385	951,937

(The accompanying notes are an integral part of these consolidated financial statements) F-3

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Consolidated statements of stockholder’s equity (deficit)

(expressed in U.S. dollars)

(unaudited)

	Common Stock		Additional paid-in capital $	Shares issuable $	Deferred compensation $	Accumulated other comprehensive loss $	Deficit $	Total stockholders’ equity (deficit) $
	Number	Amount $

Balance, December 31, 2012	1,151,937	12	9,408,187	60,000	–	(5,776)	(10,834,458)	(1,372,035)

Shares issued to acquire technology intellectual property	20,300,000	203	20,097	–	–	–	–	20,300

Shares issued to settle debt	20,000,000	200	19,800	–	–	–	–	20,000

Shares issued for services	2,421,000	24	774,346	–	(566,488)	–	–	207,882

Shares issued to acquire Aeronetworks LLC	2,400,000	24	599,976	–	–	–	–	600,000

Share purchase warrants issued to acquire Aeronetworks LLC	–	–	699,750	–	–	–	–	699,750

Share purchase warrants issued for services	–	–	44,884	–	–	–	–	44,884

Gain on extinguishment of related party debt	–	–	2,387,957	–	–	–	–	2,387,957

Adjustment for reverse stock split	210	–	–	–	–	–	–	–

Net loss for the period	–	–	–	–	–	–	(10,619,869)	(10,619,869)

Balance, June 30, 2013	46,273,147	463	13,954,997	60,000	(566,488)	(5,776)	(21,454,327)	(8,011,131)

(The accompanying notes are an integral part of these consolidated financial statements) F-4

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Consolidated statements of cash flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended June 30, 2013 $	Six Months Ended June 30, 2012 $

Operating activities

Net loss for the period	(10,619,869)	(159,591)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	196,602	—
Amortization of intangible asset	832	—
Depreciation of property and equipment	329	6,730
Stock-based compensation	252,752	—
Write-down of intangible assets	9,970,020	—
Write off of accounts payable	(42,550)	41

Changes in operating assets and liabilities:

Accounts receivable	(82,800)	—
Prepaid expenses and deposits	—	(1,000)
Accounts payable	154,760	125,428
Accrued liabilities	19,138	—
Due to related parties	113,993	—

Net cash used in operating activities	(36,793)	(28,392)

Investing activities

Loans receivable advances	(5,000)	—
Purchase of property and equipment	(766)	—
Cash acquired on purchase of subsidiary	9,696	—

Net cash provided by investing activities	3,930	—

Financing activities

Proceeds from notes payable	22,012	—
Proceeds from related parties	12,170	34,451

Net cash provided by financing activities	34,182	34,451

Effect of exchange rate changes on cash	—	(1,122)

Change in cash	1,319	4,937

Cash, beginning of period	1,094	1,136

Cash, end of period	2,413	6,073

Non-cash investing and financing activities:

Shares and warrants issued for the acquisition of Aeronetworks LLC	1,299,765	—
Technology intellectual property acquired with convertible debt and share issuance	10,000,300	—
Gain on extinguishment of related party debt recorded as additional paid-in capital	2,387,957	—

Supplemental disclosures:

Interest paid	—	—
Income taxes paid	—	—

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

On March 22, 2013, the Company exercised its option under a license agreement to acquire 100% ownership of the iPMine communication and mine safety system. Refer to Note 4. On May 28, 2013, the Company completed the acquisition of Tulsa, Oklahoma-based Aeronetworks LLC (“Aero”). Refer to Note 3. The Company has broadened its business plan to include wireless application in the mining sector through the acquisition of iPMine, which is operated under its subsidiary, iPTerra Technologies, Inc. (“iPTerra”), and Aero plays a role in the design and deployment of the underground network. iPTerra is a designer, developer, manufacturer and marketer of a real-time 2-way wireless and/or wireline communications, and mine safety solution for the global mining and industrial industry. Aero provides advanced telecommunications and broadband services to rural communities and Native American tribes with focus on the public safety, education and healthcare sectors Upon the acquisition of Aero, the Company is no longer a development stage company as defined by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at June 30, 2013, the Company has a working capital deficit of $1,605,828 and has an accumulated deficit of $21,454,327 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies
(a)	Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bullmoose Mines Ltd., iPTerra Technologies, Inc., Aeronetworks LLC and Birchtree, LLC. All inter-company balances and transactions have been eliminated.

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

3.	Acquisition of Aeronetworks LLC

On May 28, 2013 the Company completed a stock purchase agreement with all the shareholders of Aeronetworks LLC (“Aero”) and its wholly-owned subsidiary Birchtree, LLC. The Company acquired 100% of the issued and outstanding shares of Aero by issuing 2,400,000 shares of common stock and 3,000,000 share purchase warrants in three 1,000,000 blocks expiring in 2014, 2015, and 2017 at an exercise price of $0.50, $0.75, and $1.00 respectively. The Company also agreed to issue future earn-out performance bonus shares based on revenue growth and extended a three year agreement to Aero’s management team. Refer to Note 11(f).

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

SANWIRE CORPORATION
(FORMERLY NT MINING CORPORATION)

Notes to the consolidated financial statements

June 30, 2013

(Expressed in U.S. Dollars)

(unaudited)

4.	Acquisition of Aeronetworks LLC (continued)

At the date of acquisition, the fair values of the assets and liabilities of Aero consisted of the following

$

Cash	9,696
Loans receivable	23,620
Property and equipment	1,245
Goodwill	1,352,212
Accounts payable	(34,001)
Loans payable	(20,988)
Due to related parties	(32,019)

Total purchase price	1,299,765

4.	Technology Intellectual Property
	Cost $	Accumulated amortization $	Write-down $	June 30, 2013 Net carrying value $	December 31, 2012 Net carrying value $

iPMine technology	10,000,300	832	9,970,020	29,448	–

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

On May 10, 2013, the Company amended the loans payable issued to two companies controlled by the President of the Company for the $9,980,000 debt that arose from the purchase of the iPMine system. Refer to Note 4. As per the amended agreements the terms of the notes were changed from being due on demand to being due eighteen months from the date of the amended agreements, as well, the amended agreements added a conversion feature to the notes whereby any unpaid amount of principal can be converted at any time at the holder’s option into shares of the Company’s common stock at a price of $1.00 per share. The Company determined that there was no embedded beneficial conversion feature.

In accordance with ASC 470-60, “Debt - Troubled Debt Restructurings by Debtors”, the Company determined that the creditor did not grant a concession as the only modifications to the debt was the extension of the maturity date and the addition of a conversion option. The modification was then analyzed under ASC 470-50, “Debt - Modifications and Extinguishments” and the Company determined that the present value of the cash flows of the new debt instrument differs by 10% or more from the present value of the remaining cash flows under the original debt. As a result, the debt instruments have substantially different terms and the original debt is considered extinguished. The Company recorded a gain on extinguishment of debt of $2,387,957 and which was recorded as additional paid-in capital. During the period ended June 30, 2013, the Company recorded accretion expense of $198,962, increasing the carrying value to $7,789,005 as at June 30, 2013.

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
F-16

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

SANWIRE CORPORATION
(FORMERLY NT MINING CORPORATION)

Notes to the consolidated financial statements

June 30, 2013

(Expressed in U.S. Dollars)

(unaudited)

13. Restatement

The Company has restated its financial statements as at June 30, 2013 and for the three and six months then ended. These financial statements have been restated to reflect a write-down of the technology intellectual property (and corresponding adjustment to amortization) and adjustment to the fair value of shares issued for the technology intellectual property. The Company also corrected the accounting for the modification of related party debt. These restatements resulted in an increase in net loss per share from $0.04 to $0.44 for the six months ended June 30, 2013 and a decrease from $0.02 to $0.01 for the three months ended June 30, 2013.

Balance sheet

	As at June 30, 2013
	As reported $	Adjustment $	As restated $

Assets

Current assets

Cash	2,413	–	2,413
Accounts receivable	82,800	–	82,800
Loans receivable	28,620	–	28,620

Total current assets	113,833	–	113,833

Technology intellectual property	9,774,862	(9,745,414)	29,448
Property and equipment	1,682	–	1,682
Goodwill	1,352,212	–	1,352,212

Total assets	11,242,589	(9,745,414)	1,497,175

Liabilities

Current liabilities

Accounts payable	581,294	–	581,294
Accrued liabilities	132,339	–	132,339
Loans payable	673,624	–	673,624
Due to related parties	332,404	–	332,404

Total current liabilities	1,719,661	–	1,719,661

Convertible debt, net of unamortized discount	8,038,096	(249,451)	7,788,645

Total liabilities	9,757,757	(249,451)	9,508,306

Stockholders’ equity (deficit)

Common stock	463	–	463
Additional paid-in capital	13,711,742	243,255	13,954,997
Shares to be issued	60,000	–	60,000
Deferred compensation	(566,488)	–	(566,488)
Accumulated other comprehensive loss	(5,776)	–	(5,776)
Deficit accumulated during the exploration stage	(11,715,109)	(9,739,218)	(21,454,327)

Total stockholders’ equity (deficit)	1,484,832	(9,495,963)	(8,011,131)

Total liabilities and stockholders’ equity (deficit)	11,242,589	(9,745,414)	1,497,175

SANWIRE CORPORATION
(FORMERLY NT MINING CORPORATION)

Notes to the consolidated financial statements

June 30, 2013

(Expressed in U.S. Dollars)

(unaudited)

13. Restatement (continued)

Income statement

	Six months ended June 30, 2013
	As reported $	Adjustment $	As restated $

Revenue	117,800	–	117,800

Cost of sales	112,670	–	112,670

Gross profit	5,130	–	5,130

Expenses

Amortization of intangible assets	250,638	(249,806)	832
Depreciation of property and equipment	329	–	329
General and administrative	470,628	–	470,628
Write-down of intangible asset	–	9,970,020	9,970,020

Total expenses	721,595	9,720,214	10,441,809

Loss before other income (expense)	(716,465)	(9,720,214)	(10,436,679)

Other income (expense)

Accretion of discount on convertible debt	(177,598)	(19,004)	(196,602)
Interest expense	(29,138)	–	(29,138)
Write-off of accounts payable	42,550	–	42,550
		(19,004)	(183,190)
Total other income (expense)	(164,186)	(19,004)	(183,190)

Net loss and comprehensive loss for the period	(880,651)	(9,739,218)	(10,619,869)

	Three months ended June 30, 2013
	As reported $	Adjustment $	As restated $

Revenue	117,800	–	117,800

Cost of sales	112,670	–	112,670

Gross profit	5,130	–	5,130

Expenses

Amortization of intangible assets	250,638	(249,881)	757
Depreciation of property and equipment	329	–	329
General and administrative	439,290	–	439,290

Total expenses	690,257	(249,881)	440,376

Loss before other income (expense)	(685,127)	249,881	(435,246)

Other income (expense)

Accretion of discount on convertible debt	(177,598)	(19,004)	(196,602)
Interest expense	(14,478)	–	(14,478)
Write-off of accounts payable	42,550	–	42,550

Total other income (expense)	(149,526)	(19,004)	(168,530)

Net loss and comprehensive loss for the period	(834,653)	230,877	(603,776)

SANWIRE CORPORATION
(FORMERLY NT MINING CORPORATION)

Notes to the consolidated financial statements

June 30, 2013

(Expressed in U.S. Dollars)

(unaudited)

14. Subsequent Events

(a)	On July 1, 2013, the Company entered into a consulting agreement with an investor relations firm whereby the Company is to pay the consultant $5,500 per month until December 31, 2013 and issue 96,000 shares of common stock (issued June 28, 2013 and recorded as deferred compensation as at June 30, 2013). Refer to Note 10(l).
(b)	On July 31, 2013, the Company issued a convertible note with a principal value of $405,000 for proceeds of $300,000. The note bears interest at a rate of 8% per annum and matures on January 27, 2014. The note is convertible ninety days after issuance, at the holder’s option, into shares of common stock of the Company at $0.2325 per share. Under terms of the note, the principal amount of $405,000 will be reduced to the purchase price of $300,000 if the Company meets all of their filing obligations. If the Company files a registration statement covering the resale of all of the shares issued or issuable upon conversion of the convertible note with the Securities and Exchange Commission (“SEC”) on or before September 3, 2013, $30,000 of the outstanding principal amount, together with any accrued and unpaid interest with respect to such portion of the principal amount, will be extinguished. If the registration statement is declared effective by the SEC by October 14, 2013 then a further $75,000 of the outstanding principal amount, together with any accrued and unpaid interest with respect to such portion of the principal amount, will be extinguished. The Company has the right at any time to redeem all, but not less than all, of the total outstanding amount then remaining under the convertible note in cash at a price equal to 120% of the total amount of the convertible note then outstanding. In the event of default, the note has a default interest rate of 18% per annum and customary event default provisions.
(c)	On August 28, 2013, the Company entered into an agreement with an investor who has committed to purchase up to $7,500,000 (the “Total Commitment”) of the Company’s shares of common stock over a three year period following the effectiveness of a registration statement the Company has agreed to file with the U.S. Securities and Exchange Commission. The Company, in its sole discretion, can provide the investor with either “regular” draw down notices or, if certain conditions are satisfied, “fixed” draw down notices (each, a “Draw Down Notice”). In each case to purchase a specified dollar amount of shares (the “Draw Down Amount”), with each draw down subject to the limitations discussed below. The maximum amount of shares requested to be purchased pursuant to any single Regular Draw Down Notice cannot exceed 300% of the average daily trading volume of the Company’s common stock for the 20 trading days immediately preceding the date of the Regular Draw Down Notice (the “Maximum Regular Draw Down Amount”). The maximum amount of shares requested to be purchased pursuant to any single Fixed Draw Down Notice cannot exceed 200% of the average daily trading volume of the Company’s common stock for the 20 trading days immediately preceding the date of the Fixed Draw Down Notice (“Maximum Fixed Draw Down Amount”).

When the Company provides the investor with “regular” draw down notices to purchase a specified Draw Down Amount, this is up to the Maximum Regular Draw Down Amount, based over a 10 consecutive trading day period commencing on the trading day specified in the applicable Regular Draw Down Notice (the “Pricing Period”). Once presented with a Regular Draw Down Notice, the investor is required to purchase a pro rata portion of the applicable Draw Down Amount on each trading day during the applicable Pricing Period on which the daily volume weighted average price for the Company’s common stock (the “VWAP”) equals or exceeds an applicable floor price equal to the product of (i) 0.70 and (ii) the VWAP over the 10 trading days immediately preceding the date the Regular Draw Down Notice is delivered, subject

SANWIRE CORPORATION
(FORMERLY NT MINING CORPORATION)

Notes to the consolidated financial statements

June 30, 2013

(Expressed in U.S. Dollars)

(unaudited)

14. Subsequent Events (continued)

to adjustment (the “Floor Price”). If the VWAP falls below the applicable Floor Price on any trading day during the applicable Pricing Period, the Purchase Agreement provides that the Investor will not be required to purchase the pro rata portion of the applicable Draw Down Amount allocated to that trading day. The per share purchase price for the shares subject to a Regular Draw Down Notice shall be equal to 90% of the arithmetic average of the three lowest VWAPs that equal or exceed the applicable Floor Price during the applicable Pricing Period; provided, however, that if the VWAP does not equal or exceed the applicable Floor Price for at least three trading days during the applicable Pricing Period, then the per share purchase price shall be equal to 90% of the arithmetic average of all VWAPs that equal or exceed the applicable Floor Price during such Pricing Period.

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

14. Subsequent Events (continued)

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

On May 28, 2013, the Company acquired Tulsa, Oklahoma-based Aeronetworks LLC. In consideration for the acquisition, the Company shall issue two million and four hundred thousand (2,400,000) common shares plus three million (3,000,000) warrants from treasury in accordance with Rule 144 of the Securities and Exchange Commission.

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

Results of Operations – for the six months ended June 30, 2013 and 2012

REVENUE – Sanwire has generated revenue of $117,800 (2012 - $nil) and gross profit of $5,130 (2012 - $nil) through its subsidiary, Aeronetworks LLC.

EXPENSES - Total expenses were $10,619,869 for the six month period ended June 30, 2013. Expenses had increased for the current six month period as compared to the six month period ended June 30, 2012 – $159,591. The increase in costs over this six month period is due to the increase in management/consulting fees and interest expense. The costs can be subdivided into the following categories.

1.	General and administrative expenses: $470,628 in general and administrative expenses was incurred for the six month period ended June 30, 2013 as compared to $87,481 for the six month period ended June 30, 2012, an increase of $383,147, mainly due to the write-down of intangible asset of $9,970,020 and the increase in management/consulting and administrative services and addition of expenses incurred by Aero.

2.	Interest expense: The Company incurred interest expense of $29,136 for the six month period ended June 30, 2013 as compared to $36,098 for the six month period ended June 30, 2012.
7

3.	Technology Intellectual Property
	Cost $	Accumulated amortization $	Write-down $	June 30, 2013 Net carrying value $	December 31, 2012 Net carrying value $

iPMine technology	10,000,300	832	9,970,020	29,448	–

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

Liquidity and Capital Resources

During the six month period ended June 30, 2013, Sanwire satisfied its working capital needs by carefully managing its cash flow and deferring payments to its services vendors. As June 30, 2013, the Company had cash on hand in the amount of $2,413 (December 31, 2012 - $1,094) and current liabilities of $1,719,660 (December 31, 2012 - $1,373,130). As of June 30, 2013, Sanwire has $581,294 in accounts payable $132,3390 in accrued liabilities, $673,624 in loan payable (see note 7), $332,404 to related parties and an additional $7,788,645 in convertible debt payable to related parties. Given the current financial situation of Sanwire, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

To achieve our goals and objectives for the next 12 months, we plan to manage our operating expenses, negotiate with creditors to defer payments, or convert debt into equity. In addition management is actively seeking long term funding and seeking investors to invest in the company; refer to Note 14 - Subsequent Events.

Cash Used in Operating Activities

Operating activities for the six months ended June 30, 2013 and 2012 used cash of $36,793 and $28,392 net of foreign exchange effect, respectively, which reflect our recurring operating losses. Our net losses of $10,619,869 and $159,591 for the six months ended June 30, 2013 and 2012, respectively, were the primary reasons for our negative operating cash flow in both years.

Cash Used in Investing Activities

Net cash flows from investing activities for the six month ended June 30, 2013 was $3,930 (2012 - $nil). For the six months ended June 30, 2013, we used $5,000 for loan advanced and $766 for purchase of computer, and received $9,696 cash upon acquisition of Aero in investing activities.

Cash from Financing Activities

Net cash flows provided by financing activities for the six month ended June 30, 2013 was $34,182 mainly from proceeds from notes payable and related party loans. Net cash flows provided by financing activities for the six months ended June 30, 2012 was $34,451.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

None.

Use of Proceeds from Unregistered Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosure

Not applicable.

Item 5. Other Information

No items to disclose.

Item 6. Exhibits and Certifications

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Purchase Agreement between the Company and Naiel P. Kanno, dated January 14, 2013		10-Q/A		2.1	9/10/2013
2.2	Purchase Agreement by and among the Company, Richard Bjorklund, James Bradley and Samuel Sibala, dated May 28, 2013		10-Q/A		2.2	9/10/2013
3.1	Articles of Incorporation, as amended		10-Q/A		3.1	9/10/2013
3.2	By-Laws		10-SB		3.2	11/19/1999
10.1	Note Purchase Agreement by and between Hanover Holdings I, LLC and the Company, dated as of July 31, 2013		8-K		10.1	8/5/2013
10.2	Senior Convertible Note, dated July 31, 2013		8-K		10.2	8/5/2013
10.3	Registration Rights Agreement by and between Hanover Holdings I, LLC and the Company, dated as of July 31, 2013		8-K		10.3	8/5/2013
10.4	Common Stock Purchase Agreement by and between Hanover Holdings I, LLC and the Company, dated as of August 28, 2013		8-K		10.1	9/4/2013
10.5	Registration Rights Agreement by and between Hanover Holdings I, LLC and the Company, dated as of August 28, 2013		8-K		10.2	9/4/2013
10.6	Exclusive License and Distribution Agreement between Naiel Kanno and NT Mining Corporation, dated January 2, 2013		10-Q/A		10.6	9/10/2013
10.7	Consulting Agreement with Naiel Kanno, dated April 17, 2013		10-Q/A		10.7	9/10/2013
11

10.8	Consulting Agreement with J Roland Vetter, dated April 17, 2013		10-Q/A	10.8	9/10/2013
10.9	Consulting Agreement with Carman Parente, dated April 17, 2013		10-Q/A	10.9	9/10/2013
10.10	Convertible Promissory Note by the Company in favor of Kanno Group Holdings, Ltd. in the amount of $2,345,300, dated May 10, 2013		10-Q/A	10.10	9/10/2013
10.11	Convertible Promissory Note by the Company in favor of Kanno Group Holdings II, Ltd. in the amount of $7,634,700, dated May 10, 2013		10-Q/A	10.11	9/10/2013
10.12	Consulting Agreement with Richard Bjorklund, dated May 28, 2013		10-Q/A	10.12	9/10/2013
10.13	Consulting Agreement with James Bradley, dated May 28, 2013		10-Q/A	10.13	9/10/2013
10.14	Consulting Agreement with Samuel Sibala, dated May 28, 2013		10-Q/A	10.14	9/10/2013
10.15	Community Connect Grant Contractor Agreement, between Aeronetworks LLC and Oso Vista Rahcn Project, dated June 17, 2013		10-Q/A	10.15	9/10/2013
10.16	Commercial Lease and Deposit Receipt, by and among Richard Bjorklund & Sam Siabala (d/b/a Aeronetworks) and JCI, LLC, dated April 19, 2013		10-Q/A	10.16	9/10/2013
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

* In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 17, 2013

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)
BY:	/s/ Naiel P. Kanno
Naiel Kanno, President and Chief Executive Officer and a Member of the Board of Directors

