Form 10-Q
period 2013-09-30
Sanwire Corp
filed 2013-11-14
CIK 1096759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2013
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number: 000-27715

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)
(Exact name of registrant as specified in its charter)
NEVADA	94-33420647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9710 E. 55th Pl, Tulsa, OK 74146 (Address of principal executive offices)
1-800-243-1254
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

1

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
46,673,147 common shares issued and outstanding as of November 14, 2013.

2

SANWIRE CORPORATION

(FORMERLY, NT MINING CORPORATION)

FORM 10-Q

For the Quarter Ended September 30, 2013

3

PART 1 - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

The information in this report for the nine months ended September 30, 2013, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Sanwire Corporation (Formerly, NT Mining Corporation) ("Sanwire" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' deficiency and cash flows for those periods.

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

4

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Consolidated financial statements

September 30, 2013

(Expressed in U.S. dollars)

(unaudited)

5

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Consolidated balance sheets

(Expressed in U.S. dollars)

	September 30, 2013 $	December 31, 2012 $
	(unaudited)

ASSETS

Current assets

Cash	2,753	1,094
Accounts receivable	219,107	—
Loans receivable (Note 6)	18,000	—
Prepaid expense and deposits	9,834	—

Total current assets	249,694	1,094

Technology intellectual property (Note 4)	28,691	—
Property and equipment (Note 5)	1,395	—
Goodwill	1,352,212	—

Total assets	1,631,992	1,094

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	823,538	455,083
Accrued liabilities	146,908	113,201
Derivative liability (Note 9)	149,806	—
Loans payable (Note 7)	658,624	630,624
Due to related parties (Note 10)	521,405	174,222

Total current liabilities	2,300,281	1,373,130

Convertible debt, net of unamortized discount of $2,094,584 (Note 8)	8,290,416	—

Total liabilities	10,590,697	1,373,130

Nature of operations and continuance of business (Note 1)
Commitments (Note 12)
Subsequent event (Note 13)

Stockholders’ deficit

Common stock Authorized: 750,000,000 shares, par value $0.00001 Issued and outstanding: 46,673,147 and 1,151,937 shares, respectively	467	12
Additional paid-in capital	14,142,993	9,408,186
Shares issuable (Note 11)	60,000	60,000
Deferred compensation (Note 11)	(269,216)	—
Accumulated other comprehensive loss	(5,776)	(5,776)
Deficit	(22,887,173)	(10,834,458)

Total stockholders’ deficit	(8,958,705)	(1,372,036)

Total liabilities and stockholders’ deficit	1,631,992	1,094

(The accompanying notes are an integral part of these consolidated financial statements)

6

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Consolidated statements of operations

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended September 30, 2013 $	Three Months Ended September 30, 2012 $	Nine Months Ended September 30, 2013 $	Nine Months Ended September 30, 2012 $

Revenue	137,078	—	254,878	—

Cost of sales	125,156	—	237,826	—

Gross profit	11,922	—	17,052	—

Operating expenses

Amortization of intangible assets	757	—	1,589	—
Depreciation of property and equipment	286	—	615	—
General and administrative (Note 10)	1,077,580	9,703	1,548,208	97,226
Royalties	—	—	—	36,000
Write-down of intangible assets	—	—	9,970,020	—

Total operating expenses	1,078,623	9,703	11,520,432	133,226

Loss before other income (expense)	(1,066,701)	(9,703)	(11,503,380)	(133,226)

Other income (expense)

Accretion of discounts on convertible debt	(501,770)	—	(698,372)	—
Gain on change in fair value of derivative liability	185,994	—	185,994	—
Interest expense	(50,369)	(18,718)	(79,507)	(54,786)
Loss on settlement of accounts payable	—	(385,000)	—	(385,000)
Write-off of accounts payable	—	—	42,550	—

Total other income (expense)	(366,145)	(403,718)	(549,335)	(439,786)

Net loss for the period	(1,432,846)	(413,421)	(12,052,715)	(573,012)

Net loss per share, basic and diluted	(0.03)	(0.43)	(0.38)	(0.60)

Weighted average number of shares outstanding	46,668,799	951,937	31,658,122	951,937

(The accompanying notes are an integral part of these consolidated financial statements)
7

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Consolidated statements of stockholder’s equity (deficit)

(expressed in U.S. dollars)

(unaudited)

	Common Stock		Additional paid-in capital $	Shares issuable $	Deferred compensation $	Accumulated other comprehensive loss $	Deficit $	Total stockholders’ equity (deficit) $
	Number	Amount $

Balance, December 31, 2012	1,151,937	12	9,408,187	60,000	–	(5,776)	(10,834,458)	(1,372,035)

Shares issued to acquire technology intellectual property	20,300,000	203	20,097	–	–	–	–	20,300

Shares issued to settle debt	20,000,000	200	19,800	–	–	–	–	20,000

Shares issued for services	2,821,000	28	962,342	–	(269,216)	–	–	693,154

Shares issued to acquire Aeronetworks, LLC	2,400,000	24	599,976	–	–	–	–	600,000

Share purchase warrants issued to acquire Aeronetworks, LLC	–	–	699,750	–	–	–	–	699,750

Share purchase warrants issued for services	–	–	44,884	–	–	–	–	44,884

Gain on extinguishment of related party debt	–	–	2,387,957	–	–	–	–	2,387,957

Adjustment for reverse stock split	210	–	–	–	–	–	–	–

Net loss for the period	–	–	–	–	–	–	(12,052,715)	(12,052,715)

Balance, September 30, 2013	46,673,147	467	14,142,993	60,000	(269,216)	(5,776)	(22,887,173)	(8,958,705)

(The accompanying notes are an integral part of these consolidated financial statements)
8

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Consolidated statements of cash flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended September 30, 2013 $	Nine Months Ended September 30, 2012 $

Operating activities

Net loss for the period	(12,052,715)	(573,012)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	698,373	—
Amortization of intangible asset	1,589	—
Gain on change in fair value of derivative liability	(185,994)	—
Depreciation of property and equipment	615	—
Finance cost	35,800	—
Loss on settlement of accounts payable	—	385,000
Stock-based compensation	738,024	—
Write-down of intangible assets	9,970,020	—
Write off of accounts payable	(42,550)	—

Changes in operating assets and liabilities:
Accounts receivable	(219,106)	41
Prepaid expenses and deposits	(9,834)	—
Accounts payable	397,004	161,606
Accrued liabilities	33,707	—
Due to related parties	276,227	—

Net cash used in operating activities	(358,840)	(26,365)

Investing activities

Loans receivable	5,620	—
Purchase of property and equipment	(766)	—
Cash acquired on purchase of subsidiary	9,696	—

Net cash provided by investing activities	14,550	—

Financing activities

Proceeds from convertible debt	300,000	—
Proceeds from loans payable	38,937	—
Proceeds from related parties	7,012	31,622

Net cash provided by financing activities	345,949	31,622

Effect of exchange rate changes on cash	—	(28)

Change in cash	1,659	5,229

Cash, beginning of period	1,094	1,136

Cash, end of period	2,753	6,365

Non-cash investing and financing activities:

Preferred shares issued for debt	—	50,000
Shares and warrants issued for the acquisition of Aero Networks LLC	1,299,765	—
Technology intellectual property acquired with convertible debt and share issuance	10,000,300	—
Gain on extinguishment of related party debt recorded as additional paid-in capital	2,387,957	—

Supplemental disclosures:

Interest paid	—	—
Income taxes paid	—	—

(The accompanying notes are an integral part of these consolidated financial statements)

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Notes to the consolidated financial statements

September 30, 2013

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

On March 22, 2013, the Company exercised its option under a license agreement to acquire 100% ownership of the iPMine communication and mine safety system. Refer to Note 4. On May 28, 2013, the Company completed the acquisition of Tulsa, Oklahoma-based Aeronetworks, LLC (“Aero”). Refer to Note 3. The Company has broadened its business plan to include wireless application in the mining sector through the acquisition of iPMine, which is operated under its subsidiary, iPTerra Technologies, Inc. (“iPTerra”), and Aero plays a role in the design and deployment of the underground network. iPTerra is a designer, developer, manufacturer and marketer of a real-time 2-way wireless and/or wireline communications, and mine safety solution for the global mining and industrial industry. Aero provides advanced telecommunications and broadband services to rural communities and Native American tribes with focus on the public safety, education and healthcare sectors Upon the acquisition of Aero, the Company is no longer a development stage company as defined by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at September 30, 2013, the Company has a working capital deficit of $2,050,587 and an accumulated deficit of $22,887,173 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies
(a)	Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bullmoose Mines Ltd., iPTerra Technologies, Inc., Aeronetworks, LLC and Birchtree LLC. All inter-company balances and transactions have been eliminated.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the estimated useful lives and recoverability of long-lived assets, fair value of convertible debt, derivative liabilities, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Notes to the consolidated financial statements

September 30, 2013

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

In the second step of the goodwill impairment test, the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the value of goodwill is determined in a business combination using the fair value of the reporting unit as if it were the acquisition price. When the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the consolidated statements of operations. Establishing an implied fair value of goodwill requires the Company to make estimates for key inputs into complex valuation models and to apply significant judgment in the selection of estimates, assumptions and methodologies required to complete the analysis. Areas of judgment include, but are not limited to, development of multi-year business cash flow forecasts, the selection of discount rates. and the identification and valuation of unrecorded assets.

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Notes to the consolidated financial statements

September 30, 2013

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities, loans payable, convertible debt, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs and the fair value of derivative liability is determined based on “Level 2” inputs. The recorded values of all other financial instruments, except convertible debt approximate their current fair values because of their nature and respective maturity dates or durations. The fair value of convertible debt is estimated to approximate its carrying value based on borrowing rates currently available to the Company for loans with similar terms.

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Notes to the consolidated financial statements

September 30, 2013

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

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at September 30, 2013, the Company had 14,971,935 dilutive potential shares outstanding.

(p)	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2013 and 2012, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

(q)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Acquisition of Aeronetworks, LLC

On May 28, 2013 the Company completed a stock purchase agreement with all the shareholders of Aero. The Company acquired 100% of the issued and outstanding shares of Aero and its wholly-owned subsidiary, Birchtree LLC, by issuing 2,400,000 shares of common stock and 3,000,000 share purchase warrants in three 1,000,000 blocks expiring in 2014, 2015, and 2017 at an exercise price of $0.50, $0.75, and $1.00 respectively. The Company also agreed to issue future earn-out performance bonus shares based on revenue growth and extended a three year agreement to Aero’s management team. Refer to Note 13(f).

As a result, the Company issued 2,400,000 shares of common stock with a fair value of $600,000 and 3,000,000 share purchase warrants with a fair value of $699,765 to the shareholders of Aero. The Company determined the fair value of the share purchase warrants using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 0.63%, expected life of 2.9 years, expected volatility of 256%, and no expected dividends.

$

Fair value of shares issued	600,000
Fair value of share purchase warrants issued	699,765

Total purchase price	1,299,765

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Notes to the consolidated financial statements

September 30, 2013

(Expressed in U.S. dollars)

(unaudited)

3.	Acquisition of Aeronetworks, LLC (continued)

At the date of acquisition, the fair values of the assets and liabilities of Aero consisted of the following

$

Cash	9,696
Loans receivable	23,620
Property and equipment	1,245
Goodwill	1,352,212
Accounts payable	(34,001)
Loans payable	(20,988)
Due to related parties	(32,019)

Total purchase price	1,299,765

4.	Technology Intellectual Property
	Cost $	Accumulated amortization $	Write-down $	September 30, 2013 Net carrying value $	December 31, 2012 Net carrying value $

iPMine technology	10,000,300	1,589	9,970,020	28,691	–

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

On March 22, 2013, the Company exercised its option under the License Agreement to acquire 100% ownership of the iPMine communication and mine safety system. The Company acquired 100% of the iPMine intellectual property for total consideration of $10,000,000 comprised of 20,000,000 shares of common stock with a fair value of $20,000 and the assumption of $9,980,000 in debt owing to two companies controlled by a director of the Company (the director also became the President and Chief Executive Officer of the Company on April 17, 2013). The debt was non-interest bearing, due on demand, and secured by the iPMine technology. On May 10, 2013, the Company entered into an agreement to convert the debt into non-interest bearing convertible promissory notes. Refer to Note 8(a).

On March 31, 2013, the Company recognized a write down of $9,970,020 due to the uncertainty of expected future cash flows.

5. Property and Equipment

	Cost $	Accumulated depreciation $	September 30, 2013 Net carrying value $	December 31, 2012 Net carrying value $

Computer equipment	2,010	615	1,395	–

6.	Loans Receivable

As at September 30, 2013, the Company has loans receivable totaling $18,000, which are non-interest bearing, unsecured, and due on demand.

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Notes to the consolidated financial statements

September 30, 2013

(Expressed in U.S. dollars)

(unaudited)

7.	Loans Payable
(a)	As at September 30, 2013, the amount of $150,000 (December 31, 2012 - $150,000) is owed to a non-related party which bears interest at 10% per annum, unsecured, and due on demand. As at September 30, 2013, the Company has accrued interest of $29,181 (December 31, 2012 - $37,931) which is included in accrued liabilities.
(b)	As at September 30, 2013, the amount of $480,624 (December 31, 2012 - $480,624) is owed to a non-related party, which bears interest at 12% per annum, due on demand, and secured by the assets of the Company. As at September 30, 2013, the Company has accrued interest of $107,727 (December 31, 2012 - $75,270) which is included in accrued liabilities.
(c)	As at September 30, 2013, the amount of $28,000 (December 31, 2012 – $nil) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

8.	Convertible Debt
(a)	On May 10, 2013, the Company amended the loans payable issued to two companies controlled by the President of the Company for the $9,980,000 debt that arose from the purchase of the iPMine system. Refer to Note 4. As per the amended agreements the terms of the notes were changed from being due on demand to being due eighteen months from the date of the amended agreements, as well, the amended agreements added a conversion feature to the notes whereby any unpaid amount of principal can be converted at any time at the holder’s option into shares of the Company’s common stock at a price of $1.00 per share. The Company determined that there was no embedded beneficial conversion feature.

In accordance with ASC 470-60, “Debt - Troubled Debt Restructurings by Debtors”, the Company determined that the creditor did not grant a concession as the only modifications to the debt was the extension of the maturity date and the addition of a conversion option. The modification was then analyzed under ASC 470-50, “Debt - Modifications and Extinguishments” and the Company determined that the present value of the cash flows of the new debt instrument differs by 10% or more from the present value of the remaining cash flows under the original debt. As a result, the debt instruments have substantially different terms and the original debt is considered extinguished. The Company recorded a gain on extinguishment of debt of $2,387,957 and which was recorded as additional paid-in capital. During the period ended September 30, 2013, the Company recorded accretion expense of $561,122, increasing the carrying value to $8,153,166 as at September 30, 2013.

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

The Company was required to classify the conversion feature contained within the convertible note as a derivative liability. As a result, the Company recorded a derivative liability equal to the estimated fair value of the conversion feature of $335,800 with a discount of $300,000 on the convertible note and $35,800 charged to operations as a finance cost. The Company records accretion expense over the term of the convertible note up to its face value of $405,000. As at September 30, 2013, $137,250 has been accreted increasing the carrying value of the convertible note to $137,250. During the period ended September 30, 2013, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $185,994 and as at September 30, 2013, the fair value of the conversion option derivative liability was $149,806.

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Notes to the consolidated financial statements

September 30, 2013

(Expressed in U.S. dollars)

(unaudited)

9.	Derivative Liability

The conversion option of the convertible note disclosed in Note 8(b) is required to record a derivative at its estimated fair value on each balance sheet date with changes in fair value reflected in the statement of operations.

The fair value of the derivative liability was $335,800 on vesting. The fair value as at September 30, 2013 is $149,806.

During the period ended September 30, 2013, the Company recorded a gain on the change in fair value of the derivative liability of $185,994.

The Company uses the Binomial option pricing model to calculate the fair value of the derivative liability. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

July 31, 2013 convertible note:

As at July 31, 2013 (date of vesting)	100%	0.03%	0%	0.5
As at September 30, 2013	100%	0.04%	0%	0.3

10.	Related Party Transactions
(a)	During the nine months ended September 30, 2013, the Company incurred consulting fees of $100,000 (2012 - $nil) to the President of the Company.
(b)	During the nine months ended September 30, 2013, the Company incurred consulting fees of $25,000 (2012 - $nil) to the Chief Financial Officer of the Company.
(c)	During the nine months ended September 30, 2013, the Company incurred consulting fees of $50,000 (2012 - $nil) to the Chairman of the Board of the Company.
(d)	During the nine months ended September 30, 2013, the Company incurred consulting fees of $40,000 (2012 - $nil) to the President of Aero.
(e)	During the nine months ended September 30, 2013, the Company incurred consulting fees of $40,000 (2012 - $nil) to the Chief of Business Development of Aero.
(f)	During the nine months ended September 30, 2013, the Company incurred consulting fees of $70,000 (2012 - $nil) and engineering and design services of $78,660 (2012 - $nil) which has been included in cost of sales to the Chief Technology Officer and a company controlled by the Chief Technology Officer of Aero.
(g)	During the nine months ended September 30, 2013, the Company incurred management fees of $nil (2012 - $29,250) to a company controlled by the former Chief Executive Officer of the Company.
(h)	As at September 30, 2013, the amount of $98,660 (December 31, 2012 - $nil) is owed to the President and a company controlled by the President of the Company, which is non-interest bearing, unsecured, and due on demand.
(i)	As at September 30, 2013, the amount of $8,500 (December 31, 2012 - $nil) is owed to the Chief Financial Officer of the Company, which is non-interest bearing, unsecured, and due on demand.
(j)	As at September 30, 2013, the amount of $141,757 (December 31, 2012 - $106,557) is owed to the Chairman of the Board of the Company and companies controlled by the Chairman, which is non-interest bearing, unsecured, and due on demand.
(k)	As at September 30, 2013, the amount of $22,948 (December 31, 2012 - $22,948) is owed to a former director and a company controlled by a former director of the Company, which is non-interest bearing, unsecured, and due on demand.
(l)	As at September 30, 2013, the amount of $44,717 (December 31, 2012 - $44,717) is owed to a former director and a company controlled by a former director of the Company, which is non-interest bearing, unsecured, and due on demand.
16

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Notes to the consolidated financial statements

September 30, 2013

(Expressed in U.S. dollars)

(unaudited)

10. Related Party Transactions (continued)

(m)	As at September 30, 2013, the amount of $45,767 (December 31, 2012 - $nil) is owed to the President of Aero, which is non-interest bearing, unsecured, and due on demand.
(n)	As at September 30, 2013, the amount of $9,380 (December 31, 2012 - $nil) is owed to the Chief of Business Development, which is non-interest bearing, unsecured, and due on demand.
(o)	As at September 30, 2013, the amount of $149,676 (December 31, 2012 - $nil) is owed to the Chief Technology Officer and a company controlled by the Chief Technology Officer of Aero, which is non-interest bearing, unsecured, and due on demand.

11.	Common Stock
(a)	On January 3, 2013, the Company issued 300,000 shares of common stock with a fair value of $300 pursuant to the License Agreement. Refer to Note 4.
(b)	On March 8, 2013, the Company effected a 1 for 50 reverse split of the issued and outstanding shares of common stock. All share amounts have been retroactively restated for all periods presented. The Company also increased the number of authorized shares of common stock from 500,000,000 shares to 750,000,000 shares with no change in par value.
(c)	On March 22, 2013, the Company issued 20,000,000 shares of common stock with a fair value of $20,000 pursuant to the acquisition of intellectual property. Refer to Note 4.
(d)	On March 27, 2013, the Company issued 20,000,000 shares of common stock with a fair value of $20,000 to settle debt of $20,000.
(e)	On May 17, 2013, the Company issued 200,000 shares of common stock with a fair value of $58,000 to the Chief Financial Officer of the Company. Refer to Note 13(a).
(f)	On May 17, 2013, the Company issued 200,000 shares of common stock with a fair value of $58,000 to a consultant, of which $21,770 was expensed as consulting fees for the pro-rate portion of services rendered to September 30, 2013. The remaining $36,230 was recorded as deferred compensation and will be expensed pro-rata over the remaining term of the agreement ending on May 15, 2014. Refer to Note 13(d).
(g)	On May 17, 2013, the Company issued 275,000 shares of common stock with a fair value of $79,750 to a consultant, of which $29,934 was expensed as consulting fees for the pro-rate portion of services rendered to September 30, 2013. The remaining $49,816 was recorded as deferred compensation and will be expensed pro-rata over the remaining term of the agreement ending on May 15, 2014. Refer to Note 13(e).
(h)	On May 29, 2013, the Company issued 2,400,000 shares of common stock with a fair value of $600,000 to acquire Aero. Refer to Note 3.
(i)	On May 29, 2013, the Company issued 300,000 shares of common stock with a fair value of $75,000 to the management team of Aero. Refer to Note 13(f).
(j)	On June 1, 2013, the Company issued 50,000 shares of common stock with a fair value of $12,500 to a consultant. Refer to Note 13(h).
(k)	On June 3, 2013, the Company issued 50,000 shares of common stock with a fair value of $13,500 to two consultants. Refer to Note 13(g).
(l)	On June 12, 2013, the Company issued 500,000 of common stock with a fair value of $170,000 to a consultant, of which $89,180 was expensed as consulting fees for the pro-rate portion of services rendered to September 30, 2013. The remaining $80,820 was recorded as deferred compensation and will be expensed pro-rata over the remaining term of the agreement ending on December 11, 2013.
(m)	On June 12, 2013, the Company issued 250,000 shares of common stock with a fair value of $92,500 to a consultant, of which $56,107 was expensed as consulting fees for the pro-rate portion of services rendered to September 30, 2013. The remaining $36,394 was recorded as deferred compensation and will be expensed pro-rata over the remaining term of the agreement ending on December 11, 2013.
17

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Notes to the consolidated financial statements

September 30, 2013

(Expressed in U.S. dollars)

(unaudited)

12.	Common Stock (continued)
(n)	On June 27, 2013, the Company issued 500,000 shares of common stock with a fair value of $170,000 to a consultant, of which $104,044 was expensed as consulting fees for the pro-rate portion of services rendered to September 30, 2013. The remaining $65,956 was recorded as deferred compensation and will be expensed pro-rata over the remaining term of the agreement ending on December 27, 2013.
(o)	On June 28, 2013, the Company issued 96,000 shares of common stock with a fair value of $45,120 to a consultant which was expensed as investor relations expense on July 1, 2013.
(p)	On July 2, 2013, the Company issued 400,000 shares of common stock with a fair value of $188,000 to an investor who has agreed to provide a letter of credit facility to grant recipients.

(q)	As at September 30, 2013, the Company has share subscriptions proceeds of $60,000 which were received in 2010.

13. Share Purchase Warrants

On June 1, 2013, the Company issued 250,000 share purchase warrants at an exercise price of $0.50 per share expiring on May 31, 2014 to a consultant. The fair value of $44,884 was determined using the Black-Scholes option pricing model using the following assumptions: risk-free interest rate of 0.14%, expected life of 1 year, expected volatility of 254%, and no expected dividends.

The Company also issued share purchase warrants as part of the acquisition of Aero. Refer to Note 3.

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2012	–	–

Issued	3,250,000	0.73

Balance, September 30, 2013	3,250,000	0.73

As at September 30, 2013, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

250,000	0.50	May 31, 2014
1,000,000	0.50	December 31, 2014
1,000,000	0.75	December 31, 2015
1,000,000	1.00	December 31, 2016

3,250,000

14. Commitments

(a)	On April 17, 2013, the Company entered into an agreement with a consultant to become the Chief Financial Officer and director of the Company. Commending May 1, 2013, the Company is to pay the Chief Financial Officer $5,000 per month for the first year, $8,000 per month for the second year, and $10,000 per month for the third year. The Chief Financial Officer has the right to convert all or part of the consulting fee or outstanding accrued amount plus interest into shares of common stock of the Company at $1.00 per share Upon execution of the agreement, the Company issued 200,000 shares of common stock (refer to Note 10(e)) and must pay $10,000 signing bonus prior to the end of the first year of the agreement. The signing bonus bears interest at 1% per month until it is paid in full.
18

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Notes to the consolidated financial statements

September 30, 2013

(Expressed in U.S. dollars)

(unaudited)

14. Commitments (continued)

(b)	On April 17, 2013, the Company entered into an agreement with a director to become the President and Chief Executive Officer of the Company (the “President”). Commending May 1, 2013, the Company is to pay the President $15,000 per month for the first year, $18,000 per month for the second year, and $20,000 per month for the third year. The President has the right to convert all or part of the consulting fee or outstanding accrued amount plus interest into shares of common stock of the Company at $0.01 per share The Company must pay the President a $25,000 signing bonus prior to the end of the first year of the agreement. The signing bonus bears interest at 1% per month until it is paid in full.
(c)	On April 17, 2013, the Company entered into an agreement with a director to become the Chairman of the Board of Directors of the Company (the “Chairman”). Commending May 1, 2013, the Company is to pay the Chairman $10,000 per month for the first year, $12,000 per month for the second year, and $15,000 per month for the third year. The Chairman has the right to convert all or part of the consulting fee or outstanding accrued amount plus interest into shares of common stock of the Company at $0.01 per share The Company must pay a $10,000 signing bonus prior to the end of the first year of the agreement. The signing bonus bears interest at 1% per month until it is paid in full.

(d)	On May 15, 2013, the Company entered into an agreement with a consultant whereby the Company issued 200,000 shares of common stock for services to be provided over a period of one year. Refer to Note 11(f). The Company will pay a finder’s fee of 10% on any financing brought to the Company by the consultant.
(e)	On May 15, 2013, the Company entered into an agreement with a consultant whereby the Company issued 275,000 shares of common stock for services to be provided over a period of one year. Refer to Note 11(g). The Company will pay a finder’s fee of 10% on any financing brought to the Company by the consultant.
(f)	On May 28, 2013, as part of the acquisition of Aero, the Company agreed to issue performance bonus shares to the former shareholders of Aero based on Aero’s revenue growth over a three year period. The increase in gross revenue over the previous year is converted to shares of common stock of the Company at $1.00 per share.

The Company will also pay finders’ fee shares to the former shareholders of Aero if they introduce an acquisition target to the Company. The finders’ fee shares will be calculated as a percentage of the Company’s valuation purchase price of each acquisition target as follows: (i) 1.5% for the first $2,000,000 and (ii) 0.75% on the balance.

In addition, commencing June 1, 2013, the Company is to pay consulting fees to three members of Aero’s management team. Each member is to be paid $10,000 per month for the first year, $12,000 per month for the second year, and $15,000 per month for the third year. Any unpaid amounts bear interest at 1% per month. The members have the right to convert all or part of the consulting fee or outstanding accrued amount plus interest into shares of common stock of the Company at $1.00 per share. Upon execution of the agreement, the Company issued 100,000 shares of common stock to each of the three individuals as a signing bonus (issued). Refer to Note 11(i).

(g)	On June 1, 2013, the Company entered into an agreement with two consultants whereby the Company issued a total of 50,000 shares of common stock (refer to Note 11(k)) and is to pay a total of $1,000 per month for a period of six months. The agreement can be extended for an additional six month term at the option of the Company for a total of $1,500 per month. The Company will pay a commission of 10% of any iPMine sales and a 5% finder’s fee for any financing brought to the Company by the consultants.
(h)	On June 1, 2013, the Company entered into an agreement with a consultant whereby the Company is to pay the consultant $5,000 per month with either party able to terminate the agreement on two months written notice to the other party. Upon execution of the agreement, the Company issued 50,000 shares of common stock and 250,000 share purchase warrants exercisable at $0.50 per share expiring on May 31, 2014. Refer to Notes 11(j) and Note 12.
(i)	On June 1, 2013, the Company entered into an agreement with a consultant whereby the Company is to pay the consultant $15,000 per quarter over a period of one year. The Company will pay a finder’s fee of 10% on any financing brought to the Company by the consultant.
(j)	On July 1, 2013, the Company entered into a consulting agreement with an investor relations firm whereby the Company is to pay the consultant $5,500 per month until December 31, 2013 and issue 96,000 shares of common stock (issued). Refer to Note 11(o).
19

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Notes to the consolidated financial statements

September 30, 2013

(Expressed in U.S. dollars)

(unaudited)

13. Commitments (continued)

(k)	On August 28, 2013, the Company entered into an agreement with an investor who has committed to purchase up to $7,500,000 (the “Total Commitment”) of the Company’s shares of common stock over a three year period following the effectiveness of a registration statement the Company has agreed to file with the U.S. Securities and Exchange Commission. The Company, in its sole discretion, can provide the investor with either “regular” draw down notices or, if certain conditions are satisfied, “fixed” draw down notices (each, a “Draw Down Notice”). In each case to purchase a specified dollar amount of shares (the “Draw Down Amount”), with each draw down subject to the limitations discussed below. The maximum amount of shares requested to be purchased pursuant to any single Regular Draw Down Notice cannot exceed 300% of the average daily trading volume of the Company’s common stock for the 20 trading days immediately preceding the date of the Regular Draw Down Notice (the “Maximum Regular Draw Down Amount”). The maximum amount of shares requested to be purchased pursuant to any single Fixed Draw Down Notice cannot exceed 200% of the average daily trading volume of the Company’s common stock for the 20 trading days immediately preceding the date of the Fixed Draw Down Notice (“Maximum Fixed Draw Down Amount”).

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

SANWIRE CORPORATION

(formerly NT Mining Corporation)

Notes to the consolidated financial statements

September 30, 2013

(Expressed in U.S. dollars)

(unaudited)

13. Commitments (continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION) FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2013 SHOULD BE READ IN CONJUNCTION WITH SANWIRE CORPORATION’S INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q.

Our interim unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

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

On May 28, 2013, the Company acquired Tulsa, Oklahoma-based Aeronetworks, LLC. In consideration for the acquisition, the Company shall issue two million and four hundred thousand (2,400,000) common shares plus three million (3,000,000) warrants from treasury in accordance with Rule 144 of the Securities and Exchange Commission.

On July 31, 2013, the Company issued a convertible note with a principal value of $405,000 for proceeds of $300,000. The note bears interest at a rate of 8% per annum and matures on January 27, 2014. The note is convertible ninety days after issuance, at the holder’s option, into shares of common stock of the Company at $0.2325 per share. Under terms of the note, the principal amount of $405,000 will be reduced to the purchase price of $300,000 if the Company meets all of their filing obligations. If the Company files a registration statement covering the resale of all of the shares issued or issuable upon conversion of the convertible note with the Securities and Exchange Commission (“SEC”) on or before September 3, 2013, $30,000 of the outstanding principal amount, together with any accrued and unpaid interest with respect to such portion of the principal amount, will be extinguished. If the registration statement is declared effective by the SEC by October 14, 2013, then a further $75,000 of the outstanding principal amount, together with any accrued and unpaid interest with respect to such portion of the principal amount, will be extinguished. The Company has the right at any time to redeem all, but not less than all, of the total outstanding amount then remaining under the convertible note in cash at a price equal to 120% of the total amount of the convertible note then outstanding. In the event of default, the note has a default interest rate of 18% per annum and customary event default provisions.

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

Results of Operations – for the nine months ended September 30, 2013 and 2012

REVENUE – Sanwire has generated revenue of $254,878 (2012 - $nil) and gross profit of $17,052 (2012 - $nil) through its subsidiary, Aeronetworks, LLC.

EXPENSES - Total operating expenses were $11,520,432 for the nine month period ended September 30, 2013. Expenses had increased for the current nine month period as compared to $133,226 for the nine month period ended September 30, 2012. The increase in costs over this nine month period is due to the increase in management/consulting fees and amortization of the technology intellectual property. The costs can be subdivided into the following categories:

1.	General and administrative expenses: $1,548,208 in general and administrative expenses was incurred for the nine month period ended September 30, 2013 as compared to $97,226 for the nine month period ended September 30, 2012, an increase of $1,450,982, mainly due to the increase in management/consulting and administrative services and addition of expenses incurred by Aero.
2.	Amortization and depreciation: $1,589 for the amortization of intangible assets and $615 for the depreciation of property and equipment was incurred for the nine month period ended September 30, 2013 as compared to $nil for the nine month period ended September 30, 2012. The increase was due to the fact the assets were acquired during the nine months ended September 30, 2013.

3.      Royalty expenses: $Nil in royalty expenses was incurred for the nine month period ended September 30, 2013 as compared to $36,000 for the nine month period ended September 30, 2012.

4.      Write-down of intangible assets: $9,970,020 was recorded as a write-down of the iPMine technology due to the uncertainty of expected future cash flows.

OTHER INCOME (EXPENSE) – Total other income (expense) was $(549,335) for the nine month period ended September 30, 2013 as compared to $(439,786) for the nine month period ended September 30, 2012. The increase was mainly due to the accretion of discounts on convertible debt offset by the gain on change in fair value of derivative liability which did not exist in the comparable period. The costs can be subdivided into the following categories:

1.	Accretion of discount on convertible debt: The Company incurred accretion of discount on convertible debt expense of $698,372 for the nine month period ended September 30, 2013 as compared to $Nil for the nine month period ended September 30, 2012. The accretion expense arose upon the issuance of convertible debt during the quarter ended September 30, 2013.
2.	Gain on change in fair value of derivative liability: $185,994 resulting from the change in fair value of the conversion option derivative liability for the nine month period ended September 30, 2013 ($nil for same period ended September 30, 2012.)
3.	Interest expense: $79,507 in interest expense was incurred for the nine month period ended September 30, 2013 as compared to $54,786 for the nine month period ended September 30, 2012.
4.	Write-off of accounts payable: The Company also had a write off of accounts payable for $42,550 for the nine month period ended September 30, 2013 compared to $385,000 for the loss on the settlement of accounts payable for the nine month period ended September 30, 2012.

Liquidity and Capital Resources

During the nine month period ended September 30, 2013, Sanwire satisfied its working capital needs by carefully managing its cash flow and deferring payments to its services vendors. As at September 30, 2013, the Company had cash on hand in the amount of $2,753 (December 31, 2012 - $1,094) and current liabilities of $2,300,281 (December 31, 2012 - $1,373,130). As at September 30, 2013, Sanwire has $823,538 in accounts payable, $154,408 in accrued liabilities, $658,624 in loans payable, $521,405 payable to related parties and $149,806 in derivative liability. Given the current financial situation of Sanwire, management does not expect that the current level of cash on hand will be sufficient to fund its operations for the next twelve month period.

To achieve our goals and objectives for the next 12 months, we plan to manage our operating expenses, negotiate with creditors to defer payments, or convert debt into equity. In addition, management is actively seeking long term funding and seeking investors to invest in the company.

Cash Used in Operating Activities

Operating activities for the nine months ended September 30, 2013 and 2012 used cash of $358,840 and $26,365, respectively. Our net losses of $12,052,715 and $573,012 for the nine months ended September 30, 2013 and 2012, respectively, were the primary reasons for our negative operating cash flow in both years.

Cash Used in Investing Activities

Net cash flows from investing activities for the nine month ended September 30, 2013 was $14,550 (2012 - $nil). For the nine months ended September 30, 2013, we received $5,620 for a repayment of a loan receivable and $766 for the purchase of computer equipment, and received $9,696 cash upon the acquisition of Aero in investing activities.

Cash from Financing Activities

Net cash flows provided by financing activities for the nine month ended September 30, 2013 was $345,949 mainly from proceeds from convertible debt and notes payable, and related party loans. Net cash flows provided by financing activities for the nine months ended September 30, 2012 was $31,622.

Off-Balance Sheet Arrangement

As of September 30, 2013, Sanwire did not have any off-balance sheet arrangements.

Capital Expenditure

Capital expenditures for the nine month period ended September 30, 2013, amounted to $Nil. Sanwire does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2013. However, the Company has since taken steps to remedy certain identified deficiencies in its disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

None.

Use of Proceeds from Unregistered Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

None.

Item 5. Other Information

No items to disclose.

Item 6. Exhibits and Certifications

Incorporated by reference
Exhibit	Exhibit Description	Filed March 2013 10Q/A	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation, as amended	X	10-SB		3.2	11/19/1999
3.2	By-Laws
2.2	Purchase Agreement between the Company and Naiel P. Kanno, dated January 14, 2013	X
2.2	Purchase Agreement by and among the Company, Richard Bjorklund, James Bradley and Samuel Sibala, dated May 28, 2013	X
10.1	Note Purchase Agreement by and between Hanover Holdings I, LLC and the Company, dated as of July 31, 2013		8-K		10.1	8/5/2013

10.2	Senior Convertible Note, dated July 31, 2013		8-K		10.2	8/5/2013
10.3	Registration Rights Agreement by and between Hanover Holdings I, LLC and the Company, dated as of July 31, 2013		8-K		10.3	8/5/2013
10.4	Common Stock Purchase Agreement by and between Hanover Holdings I, LLC and the Company, dated as of August 28, 2013		8-K		10.1	9/4/2013
10.5	Registration Rights Agreement by and between Hanover Holdings I, LLC and the Company, dated as of August 28, 2013		8-K		10.2	9/4/2013
10.6	Exclusive License and Distribution Agreement between Naiel Kanno and NT Mining Corporation, dated January 2, 2013	X
10.7	Consulting Agreement with Naiel Kanno, dated April 17, 2013	X
10.8	Consulting Agreement with J Roland Vetter, dated April 17, 2013	X
10.9	Consulting Agreement with Carman Parente, dated April 17, 2013	X
10.10	Convertible Promissory Note by the Company in favor of Kanno Group Holdings, Ltd. in the amount of $2,345,300, dated May 10, 2013	X
10.11	Convertible Promissory Note by the Company in favor of Kanno Group Holdings II, Ltd. in the amount of $7,634,700, dated May 10, 2013	X
10.12	Consulting Agreement with Richard Bjorklund, dated May 28, 2013	X
10.13	Consulting Agreement with James Bradley, dated May 28, 2013	X
10.14	Consulting Agreement with Samuel Sibala, dated May 28, 2013	X
10.15	Community Connect Grant Contractor Agreement, between Aero Networks, LLC and Oso Vista Rahcn Project, dated June 17, 2013	X
28

10.16	Commercial Lease and Deposit Receipt, by and among Richard Bjorklund & Sam Siabala (d/b/a Aero Networks) and JCI, LLC, dated April 19, 2013	X
10.17	Entry into a Material Definitive Agreement: Sanwire Corporation Signs Letter of Intent with Montana Fort Peck Tribes To Provide A Full Suite of Communication Services	X	8-K	10.1	10/10/2013
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

* In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2013

SANWIRE CORPORATION (FORMERLY, NT MINING CORPORATION)
BY:	/s/ Naiel P. Kanno
Naiel Kanno, President and Chief Executive Officer and a Member of the Board of Directors

